Form 10-K
period 1994-12-31
TECHNOLOGY FUNDING MEDICAL PARTNERS I L P
filed 1995-03-20
CIK 893755

                            UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For The Fiscal Year Ended December 31, 1994

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                   Commission File No. 814-124

           TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.
           -------------------------------------------
         (Exact name of Registrant as specified in its charter)

          DELAWARE                            94-3166762
- -------------------------------    ------------------------------
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)      Identification No.)

2000 Alameda de las Pulgas, Suite 250
San Mateo, California                                       94403
- ---------------------------------------                  --------
(Address of principal executive offices)               (Zip Code)

                          (415) 345-2200
         --------------------------------------------------
        (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:
Limited Partnership Units

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.                               Yes  X  No
                                                        ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.    [   ]
No active market for the units of limited partnership interests ("Units") exists, and therefore the market value of such Units cannot be determined.
Documents incorporated by reference: Portions of the Prospectus dated May 3, 1993 forming a part of Registration Statement No. 33-54002 and as modified by Cumulative Supplement No. 4 dated January 4, 1995 and filed pursuant to Rule 424(c) of the General Rules and Regulations under the Securities Act of 1933 are incorporated by reference in Parts I and III hereof.

                                   PART I

Item 1.  BUSINESS
- ------   --------

Technology Funding Medical Partners I, L.P. (the
"Partnership") is a limited partnership organized under the laws of the State of Delaware in September 1992 and was inactive until it commenced the sale of Units in May
1993. The purpose of the Partnership is to make venture capital investments in emerging growth companies as described in the "Introductory Statement" and "Business of the Partnership" sections of the Prospectus dated May 3, 1993. The Partnership has elected to be a business development company under the Investment Company Act of 1940, as amended (the "Act"), and operates as a nondiversified investment company as that term is defined in the Act. Additional characteristics of the Partnership's business are discussed in the "Risk Factors" and "Conflicts of Interest" sections of the Prospectus, which sections are also incorporated herein by reference.
The Partnership Agreement provides that the Partnership will terminate December 31, 2002, subject to the right of the individual general partners to extend the term for up to two additional two-year periods.

Item 2.  PROPERTIES
- ------   ----------

The Registrant has no material physical properties.

Item 3.  LEGAL PROCEEDINGS
- ------   -----------------

There are no pending legal proceedings to which the Registrant is party or of which any of its property is the subject, other than ordinary routine litigation incidental to the business of the Partnership.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------   ---------------------------------------------------

No matter was submitted to a vote of the holders of Units in 1994.


PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
- ------   -------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

        (a) There is no established public trading market for the Units.

        (b) At December 31, 1994, there were 643 record holders of Units.

        (c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners in the Partnership pursuant to the Registrant's Partnership Agreement.

Item 6.  SELECTED FINANCIAL DATA
- ------   -----------------------

All selected financial data as of December 31, 1994 and 1993 and for the years then ended may be found in the financial statements. See Item 14.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
- ------   -------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
- -----------------------------------

Liquidity and Capital Resources
- -------------------------------

The Partnership commenced the offering of limited
partnership units ("Units") in May 1993.  In October 1993,
the minimum number of Units required by the Partnership
Agreement to commence operations were sold.  From
inception through December 31, 1994, the sale of Units
generated cash of $6,064,000 and the Managing General
Partners contributed cash of $6,066.  In connection with
the capital raised, the Partnership expended $839,280 in
syndication fees and $40,000 in organizational costs.
Syndication fees are applied directly to the capital
accounts of the partners while organizational costs are
amortized over a 60 month period.  Unit sales are
scheduled to terminate at the end of April 1995.
During 1994, net cash used by operations totaled $161,124.
The Partnership paid management fees of $77,198 to the
Managing General Partners and paid related parties for
operating expenses of $112,762.  In addition, $29,000 was
paid to the individual general partners as compensation
for their services.  Other operating expenses of $74,558
were paid.  The Partnership received $132,394 in interest
income.
During 1994, the Partnership purchased $1,175,001 in
equity investments in the diagnostic equipment,
pharmaceuticals and biotechnology industries, and a
venture capital limited partnership.
During 1994, distributions of $103,176 for interest earned
during the offering period were paid.  Distributions
payable of $45,924 at December 31, 1994 were paid in
January 1995.
At December 31, 1994, the Partnership was committed to
fund an additional $125,000 to a venture capital limited
partnership.
Cash and cash equivalents at December 31, 1994 were
$3,571,768.  Proceeds from the sale of Units, future
interest income earned on short-term investments, and
operating cash reserves are expected to be adequate to
fund Partnership operations through the next twelve
months.
Results of Operations
- ---------------------

1994 compared to 1993
- ---------------------

Net loss was $188,769 in 1994 compared to $113,431 in 1993. The increase in net loss was mostly due to a $140,327 increase in operating expenses, and a $26,199 increase in management fees, partially offset by a $115,688 increase in interest income.
The primary reason for the above income and expense increases was due to a full year of Partnership operations in 1994 compared to only a quarter year of operations in 1993 as the Partnership's commencement date was October 8, 1993. Discussion of additional increases follow.
Operating expenses were $196,302 in 1994 compared to $55,975 in 1993. Such expenses are expected to increase as the Partnership increases investment activities and its number of partners.
Management fees totaled $87,861 in 1994 compared to $61,662 in 1993. Management fees are equal to two percent of the total limited partners' capital contributions for the first year of Partnership operations through the sixth year. Pursuant to the Partnership Agreement, a full first year fee is paid to the Managing General Partners as each additional Limited Partner is admitted to the Partnership, regardless of the date the Limited Partner is admitted.
Management fees are expected to increase as the Partnership continues to sell Units.
Interest income was $132,394 in 1994 compared to $16,706 in 1993. The increase was due to higher cash and cash equivalents balances in 1994 as the Partnership sold more
Units.
Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ------   -------------------------------------------

The financial statements of the Registrant are set forth in Item 14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
- ------   ------------------------------------------------
ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

Registrant has reported no disagreements with its accountants on matters of accounting principles or practices or financial statement disclosure.

                                PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. Subject to the supervision of the individual general partners, the Managing General Partners
(Technology Funding Ltd., a California limited partnership
("TFL") and Technology Funding Inc., a California corporation ("TFI") and wholly-owned subsidiary of TFL) are responsible for management of the Partnership, negotiation and structuring of financing arrangements, overseeing activities of the portfolio companies, and day-to-day administration of the Partnership affairs.
Information concerning the ownership of TFL and the business experience of the key officers of TFI and the partners of TFL is incorporated by reference from the sections entitled "Management of the Partnership - The
Managing General Partners" and "Management of the
Partnership - Key Personnel of the Managing General
Partners" in the Prospectus as modified by Cumulative
Supplement No. 4 dated January 4, 1995, which are incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
- -------  ----------------------

As a partnership, the Registrant has no officers or directors. In 1994, the Partnership incurred $87,861 in management fees. The fees are designed to compensate the Managing General Partners for General Partner Overhead incurred in performing management duties for the Partnership through December 31, 1994. General Partner
Overhead (as defined in the Partnership Agreement) includes rent, utilities, and certain salaries and benefits paid by the Managing General Partners. As compensation for their services, the individual general partners receive $6,000 annually beginning on the Commencement Date plus $1,000 for each attended meeting of the individual general partners. For the year ended
December 31, 1994, $29,000 of such fees were paid.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
- -------  ---------------------------------------------------
MANAGEMENT
- ----------

Not applicable. No limited partner beneficially holds more than 5% of the aggregate number of Units held by all limited partners, and neither the General Partners nor any of their officers, directors or partners own any Units.
The three individual general partners each own 20 Units.
The General Partners control the affairs of the Partnership pursuant to the Partnership Agreement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------  ----------------------------------------------

The Registrant has engaged in no transactions with the General Partners or their officers and partners other than as described above, in the notes to the financial statements, or in the Prospectus.

                                   PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
- -------  -------------------------------------------------------
         FORM 8-K
         --------

         (a) List of Documents filed as part of this Annual Report on Form 10-K

             (1) Financial Statements - the following financial statements are filed as a part of this Report:

                  Independent Auditors' Report
                  Balance Sheets as of December 31, 1994
                    and 1993
                  Statements of Operations for the years
                    ended December 31, 1994 and 1993
                  Statements of Partners' Capital for the years
                    ended December 31, 1994 and 1993
                  Statements of Cash Flows for the years
                    ended December 31, 1994 and 1993
                  Notes to Financial Statements

             (2)  Financial Statement Schedules

All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

             (3)  Exhibits

Registrant's Amended and Restated Limited
Partnership Agreement (incorporated by reference to Exhibit A to Registrant's Prospectus dated May
3, 1993 included in Registration Statement No.
33-54002 filed pursuant to Rule 424(b) of the General Rules and Regulations under the Securities Act of 1933).

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1994.

         (c) Financial Data Schedule for the year ended and as of December 31, 1994 (Exhibit 27).

                   INDEPENDENT AUDITORS' REPORT
                   ----------------------------

The Partners
Technology Funding Medical Partners I, L.P.:


We have audited the accompanying balance sheets of Technology Funding Medical Partners I, L.P. (a Delaware limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital, and cash flows for each of the years in the two-year period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain securities owned by correspondence with the individual investee companies and a physical examination of those securities held by a safeguarding agent as of December 31, 1994. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Medical Partners I, L.P. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1994 in conformity with generally accepted accounting principles.

As explained in Notes 1 and 4, the financial statements include investments of $1,275,001 and $100,000 (27% and 4% of partners' capital) as of December 31, 1994 and 1993, respectively, whose values, in certain circumstances, have been estimated by the Managing General Partners in the absence of readily ascertainable market values. We have reviewed the procedures used by the Managing General Partners in arriving at their estimate of value of such securities and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.




San Francisco, California                     KPMG Peat Marwick LLP
March 17, 1995

BALANCE SHEETS
- --------------

                                                  December 31,
                                           ----------------------
                                              1994          1993
                                              ----          ----

ASSETS

Equity investments (cost basis of
 $1,275,001 and $100,000 in 1994
 and 1993, respectively)                    $1,275,001    100,000

Cash and cash equivalents                    3,571,768  2,459,416

Organizational costs (net of accumulated
 amortization of $10,000 and $2,000
 in 1994 and 1993, respectively)                30,000     38,000
                                             ---------  ---------

     Total                                  $4,876,769  2,597,416
                                             =========  =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses       $   19,216     18,006

Due to related parties                          32,143     13,708

Distributions payable                           45,924     16,706
                                              --------  ---------

     Total liabilities                          97,283     48,420

Commitments (Notes 2 and 7)

Partners' capital:
  Limited Partners
   (Units outstanding of 60,640 and
    30,831 in 1994 and 1993, respectively)   4,780,868  2,548,510
  General Partners                              (1,382)       486
                                             ---------  ---------

     Total partners' capital                 4,779,486  2,548,996
                                             ---------  ---------

     Total                                  $4,876,769  2,597,416
                                             =========  =========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
- ------------------------

                                   For the Years Ended December 31,
                                   --------------------------------
                                          1994             1993
                                          ----             ----

Interest income                       $ 132,394            16,706

Costs and expenses:
  Management fees                        87,861            61,662
  Individual general
   partners' compensation                29,000            10,500
  Amortization of organizational costs    8,000             2,000
  Operating expenses:
    Administrative and
     investor services                  118,544            29,499
    Investment operations                48,581             4,067
    Computer services                    10,357             4,409
    Professional fees                    18,820            18,000
                                        -------           -------

       Total operating expenses         196,302            55,975
                                        -------           -------

         Total costs and expenses       321,163           130,137
                                        -------           -------

Net loss                              $(188,769)         (113,431)
                                        =======           =======

Net loss per Unit                     $      (4)              (12)
                                        =======           =======

See accompanying notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL
- -------------------------------

For the years ended December 31, 1994 and 1993:

                               Limited      General
                               Partners     Partners     Total
                               --------     --------   --------



Partners' capital,
 December 31, 1992              $     100          2         102

Sales of partnership
 interests                      3,083,000      3,081   3,086,081

Syndication fees                 (405,754)    (1,296)   (407,050)

Distributions of Offering
 Period income                    (16,539)      (167)    (16,706)

Net loss                         (112,297)    (1,134)   (113,431)
                                ---------      -----   ---------

Partners' capital,
 December 31, 1993              2,548,510        486   2,548,996

Sales of partnership
 interests                      2,980,900      2,983   2,983,883

Syndication fees                 (430,591)    (1,639)   (432,230)

Distributions of Offering
 Period income                   (131,070)    (1,324)   (132,394)

Net loss                         (186,881)    (1,888)   (188,769)
                                ---------      -----   ---------

Partners' capital,
 December 31, 1994             $4,780,868     (1,382)  4,779,486
                                =========      =====   =========


See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
- ------------------------


                                   For the Years Ended December 31,
                                   --------------------------------
                                             1994          1993
                                             ----          ----


Cash flows from operations:
  Interest received                      $   132,394        16,706
  Cash paid to vendors                       (74,558)       (1,094)
  Cash paid to related parties              (218,960)      (95,329)
                                           ---------     ---------

    Net cash used by operations             (161,124)      (79,717)
                                           ---------     ---------

Cash flows from investing activities:
  Purchase of equity investment           (1,175,001)     (100,000)
                                           ---------     ---------

    Net cash used by investing activities (1,175,001)     (100,000)
                                           ---------     ---------

Cash flows from financing activities:
  Proceeds from sale of limited
    partnership interests                  2,980,900     3,083,000
  General Partners' capital contribution       2,983         3,081
  Distribution of offering period income    (103,176)           --
  Payments for syndication fees and
    organizational costs                    (432,230)     (447,050)
                                           ---------     ---------

    Net cash provided by financing
     activities                            2,448,477     2,639,031
                                           ---------     ---------

Net increase in cash and
 cash equivalents                          1,112,352     2,459,314

Cash and cash equivalents
 at beginning of year                      2,459,416           102
                                           ---------     ---------

Cash and cash equivalents
 at end of year                          $ 3,571,768     2,459,416
                                           =========     =========

Reconciliation of net loss to net cash
 used by operations:

Net loss                                 $  (188,769)     (113,431)

Adjustments to reconcile net loss
 to net cash used by operations:

   Amortization of organizational costs        8,000         2,000

Changes in:
   Accounts payable and accrued expenses       1,210        18,006
   Due to related parties                     18,435        13,708
                                           ---------     ---------

Net cash used by operations              $  (161,124)      (79,717)
                                           =========     =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
- -----------------------------

1.  Summary of Significant Accounting Policies
    ------------------------------------------

Organization
- ------------

Technology Funding Medical Partners I, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware in September 1992. The purpose of the Partnership is to make venture capital investments in emerging growth companies. The Partnership elected to be a business development company under the Investment Company Act of 1940, as amended (the "Act"), and operates as a nondiversified investment company as that term is defined in the Act. The Managing General Partners are Technology Funding Ltd. ("TFL"), and Technology Funding Inc. ("TFI"), a wholly-owned subsidiary of TFL. There are also three individual general partners. A wholly-owned subsidiary of TFI, Technology Funding Securities Corporation ("TFSC") is the dealer-manager for the offering.

For the period from September 1992 through May 3, 1993, the
Partnership was inactive. The Partnership's registration statement was declared effective by the Securities and Exchange Commission on May 3, 1993, and the Partnership began selling units of limited partnership interests ("Units") in May 1993. Unit sales are scheduled to terminate at the end of April 1995.

On October 8, 1993, the Commencement Date, the minimum number of Units required to begin Partnership operations (12,000) had been sold. The Partnership Agreement provides that the Partnership will continue until December 31, 2002, unless further extended for up to two additional two-year periods from such date if the Managing General Partners so determine or unless sooner dissolved.

Cash and Cash Equivalents
- -------------------------

Cash and cash equivalents are principally comprised of cash invested in demand accounts, money market instruments and commercial paper and are stated at cost plus accrued interest. The Partnership considers all money market, commercial paper and short-term investments with an original maturity of three months or less to be cash equivalents.

Syndication Fees
- ----------------

Syndication fees, which consist of commissions and certain organizational and offering costs, are deducted from the partners' capital accounts. Pursuant to the Partnership Agreement, selling commissions are allocated solely to the limited partners. All other syndication fees are allocated 99% to the limited partners and 1% to the Managing General Partners. Syndication fees are not deductible for income tax purposes. Such fees may result in a reduction of any gain (or an increase in any loss) realized for tax purposes by the partners upon dissolution of the Partnership or a transfer of their interests.

Organizational Costs
- --------------------

Organizational costs of $40,000 are amortized over 60 months, using the straight-line method.

Provision for Income Taxes
- --------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting, however, the difference in the total book and tax cost basis as of December 31, 1994 is not material.

Net Loss Per Unit
- -----------------

Net loss per limited partner Unit is calculated by dividing the weighted average number of limited partner Units outstanding for the years ended December 31, 1994 and 1993 of 44,272 and 9,589, respectively, into total net loss allocated to the limited partners. The Managing General Partners contributed 0.1% of total limited partners capital contribution and did not receive any Partnership units.

Equity Investments
- ------------------

The Partnership's method of accounting for investments, in accordance with generally accepted accounting principles, is the fair value basis used for investment companies. The fair value of Partnership equity investments is their initial cost basis with changes as noted below:

Equity investments which are not publicly traded are generally valued utilizing pricing obtained from the most recent round of third-party financings. Valuation is estimated quarterly by the Managing General Partners.

Venture capital limited partnership investments are initially recorded at cost and reduced for distributions that are a return of capital. Distributions from limited partnership cumulative earnings are reflected as realized gains by the Partnership.

Equity and venture capital limited partnership investments with temporary changes in fair value will result in increases or decreases to the unrealized fair value of equity investments. The cost basis will not change. In the case of an other than temporary decline in value below cost basis, an appropriate reduction in the cost basis is recognized as a realized loss with the fair value being adjusted to match the new cost basis. Adjustments to fair value basis will be reflected as "Change in net unrealized fair value of equity investments." Cost basis adjustments will be reflected as "Realized losses from investment write-downs" or "Net realized loss from venture capital limited partnership investments" on the Statements of Operations.

2.  Related Party Transactions
    --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations and Partners' Capital. For the years ended December 31, 1994 and 1993, related party costs were as follows:

                                               1994           1993
                                               ----           ----

  Management fees                           $ 87,861         61,662
  Syndication fees                           432,230        407,050
  Individual general partners' compensation   29,000         10,500
  Amortization of organizational costs         8,000          2,000
  Reimbursable operating expenses:
    Administrative and investor services      66,165         28,399
    Investment operations                     44,012          4,067
    Computer services                         10,357          4,409


Management fees are equal to two percent of the total limited partners' capital contributions for the first year of Partnership operations through the sixth year. Beginning in the seventh year, the management fee will decline by ten percent per year from the initial two percent. Management fees compensate the Managing General Partners solely for General Partner overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. Pursuant to the Partnership Agreement, a full first year fee is paid to the Managing General Partners as each additional limited partner is admitted to the Partnership, regardless of the date the limited partner is admitted. Management fees payable were $10,663 at December 31, 1994. There were no such payables at December 31, 1993.

The Partnership reimburses the Managing General Partners for organizational and offering expenses (up to five percent of the total limited partners' capital contributions) incurred in connection with organizing the Partnership and the offering of Units thereof. Such reimbursements have been reflected in the Statements of Partners' Capital as syndication fees except for $40,000 of organizational costs which have been capitalized.

Also included in the syndication fees are commissions and fees paid to TFSC, the dealer-manager. During the year ended December 31, 1994, the Partnership paid commissions and fees of $268,281 of which $227,035 was reallowed to participating broker-dealers; in 1993, the Partnership paid $277,479 of which $232,715 was reallowed. In addition, the Partnership also paid $14,907 and $15,416 in 1994 and 1993, respectively, to TFSC for due diligence expenses (up to one-half of one percent of total limited partners' capital contributions) that TFSC paid to unaffiliated broker-dealers.

As compensation for their services, the individual general partners each received $6,000 annually beginning on the Commencement Date plus $1,000 for each of the management committee meetings attended. In 1994 and 1993, such fees were $29,000 and $10,500, respectively. The three individual general partners each own 20 Units.

The Partnership reimburses the Managing General Partners for operating costs incurred in connection with the business of the Partnership. Reimbursable operating costs include all costs other than organizational and offering expenses and General Partner overhead, such as administrative and investor services, investment operations, and computer services. Amounts due to related parties related to such expenses were $21,480 and $13,708 at December 31, 1994 and 1993, respectively.

Pursuant to the Partnership Agreement, the Partnership may not pay or reimburse the Managing General Partners for operational costs that aggregate more than 3% of total limited partner capital contributions of the Partnership in each year through the first five years of operations after the termination of Unit sales, and 1.5% in any year thereafter. Since the total limited partner capital contributions cannot be determined until the close of the offering period, additional 1994 operating expenses of $89,086 have not been reflected in current year expenses. This amount is a contingent liability of the Partnership and may be recorded as an expense in 1995 based upon future limited partner capital contributions received up to the close of the offering period. Based on capital contributions as of February 28, 1995, approximately $26,010 of the contingent liability will be recorded as an expense in 1995.

Under the terms of a computer service agreement, the Partnership recognized charges from Technology Administrative Management, a division of TFL, for its share of computer support costs. These amounts are included in computer services expense.

3.  Allocation of Profits and Losses
    --------------------------------

Net realized profit and loss of the Partnership are allocated based on the beginning of year partners' capital balances as follows:

(a).  Profits:

(i) first, to those partners with deficit capital account balances in proportion to such deficits until the deficits have been eliminated; then

(ii) second, to the partners as necessary to offset net losses and sales commissions previously allocated to such partners; then

(iii)third, 75% to the Limited Partners as a group in proportion to the number of Units, 5% to the Limited
Partners in proportion to the Unit months of each Limited Partner, and 20% to the Managing General
Partners.

(b).  Losses:

(i) first, to the partners as necessary to offset net profits previously allocated to the partners under
(a)(iii) above plus losses from unaffiliated venture capital limited partnership investments; then

(ii) 99% to the Limited Partners as a group and 1% to the Managing General Partners.


Losses allocable to Limited Partners in excess of their capital account balances will be allocated to the Managing General
Partners, with net profits thereafter otherwise allocable to those Limited Partners being allocated to the Managing General Partners to the extent of such losses.

As indicated above, losses from unaffiliated venture capital limited partnership investments are allocated pursuant to section
(b). Gains are allocated first to offset previously allocated losses pursuant to (b)(i) above, and then 99% to Limited Partners and 1% to the Managing General Partners.

Income earned from short-term investments during the Offering
Period shall be allocated monthly, 99% to the Limited Partners and 1% to the Managing General Partners.

In no event shall the General Partners' interest in profits and losses be less than 1%.


4.  Equity Investments
    ------------------

At December 31, 1994 and 1993, equity investments consisted of:


                                                    December 31, 1994    December 31, 1993
                                        Principal   -----------------    -----------------
                             Investment Amount or    Cost       Fair      Cost      Fair
Industry/Company    Position    Date      Shares     Basis      Value     Basis     Value
- ----------------    --------    ----      ------     -----      -----     -----     -----
Biotechnology
- -------------
CV Therapeutics,   Series D
 Inc.              Preferred
                   shares      03/94     187,500   $375,000    375,000         --        --

Redcell, Inc.      Funds held
                   in escrow for
                   Series B
                   Preferred
                   shares      12/94     132,979    125,000    125,000         --        --

Diagnostic Equipment
- --------------------
R2 Technologies    Series A-1
                   Preferred
                   shares      05/94     100,000    100,000    100,000         --        --

Pharmaceuticals
- ---------------
Khepri             Series C
 Pharmaceuticals,  Preferred
 Inc.              shares      11/94      83,333    125,000    125,000         --        --

Megabios Corp.     Series C
                   Preferred
                   shares      09/94     193,125    250,000    250,000         --        --

Megabios Corp.     Series C
                   Preferred
                   shares      12/94      57,938     75,001     75,001         --        --

Periodontix,       Series A
 Inc.              Preferred
                   shares      12/93     100,000    100,000    100,000    100,000   100,000

Venture Capital Limited Partnership Investments
- -----------------------------------------------
Medical Science    Limited
 Partners II       Partnership
                   Interest    02/94    $125,000    125,000    125,000         --        --
                                                  ---------  ---------    -------   -------

Total Equity Investments                         $1,275,001  1,275,001    100,000   100,000
                                                  =========  =========    =======   =======

- -- No investment held at end of period.

As of December 31, 1994, all equity investments were privately held and no public market existed.

CV Therapeutics, Inc.
- ---------------------

In March 1994, the Partnership invested in CV Therapeutics, Inc.
by purchasing 187,500 Series D Preferred shares at a total cost of $375,000.

Khepri Pharmaceuticals, Inc.
- ----------------------------

In November 1994, the Partnership invested in Khepri
Pharmaceuticals, Inc. by purchasing 83,333 Series C Preferred shares at a total cost of $125,000.

Megabios Corp.
- --------------

In 1994, the Partnership invested in Megabios Corp. by purchasing
251,063 Series C Preferred shares at a total cost of $325,001.

R2 Technologies
- ---------------

In May 1994, the Partnership invested in R2 Technologies by purchasing 100,000 Series A-1 Preferred shares at a total cost of $100,000.

Redcell, Inc.
- -------------

In December 1994, the Partnership deposited $125,000 into an escrow fund to purchase 132,979 Series B Preferred shares upon the final close of the financing round, which occurred in late
February 1995.

Venture Capital Limited Partnership Investments
- -----------------------------------------------

In February 1994, the Partnership made a capital contribution of $125,000 to Medical Science Partners II.


5.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at December 31, 1994 and 1993 consisted of:

                                              1994          1993
                                              ----          ----

Demand accounts                           $       --        7,294
Money-market accounts                      3,571,768    2,452,122
                                           ---------    ---------

  Total                                   $3,571,768    2,459,416
                                           =========    =========

6.  Distributions Payable
    ---------------------

At December 31, 1994 and 1993, distributions of $45,924 and $16,706 were payable to the partners. Pursuant to the Partnership Agreement, income earned during the Offering Period on short-term investments are to be distributed quarterly. These distributions were paid in January of the respective subsequent years.

The Offering Period, as defined by the Partnership Agreement, is that period commencing with the effective date of the Prospectus when the Partnership began offering Units and will end when such offering is terminated.

7.  Commitments
    -----------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At December 31, 1994, the Partnership had unfunded commitments of $125,000 related to venture capital limited partnership investments.

                              SIGNATURES
                              ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.

                           By:  TECHNOLOGY FUNDING INC.
                                Managing General Partner




Date:  March 17, 1995      By:     /s/Frank R. Pope
                                ------------------------------
                                   Frank R. Pope
                                   Executive Vice President and
                                   Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature         Capacity                   Date
          ---------         --------                   ----

   /s/Charles R. Kokesh    President, Chief        March 17, 1995
- ------------------------   Executive Officer
Charles R. Kokesh          and Chairman of
                           Technology Funding Inc.
                           and Managing General
                           Partner of Technology
                           Funding Ltd.

   /s/Frank R. Pope        Executive Vice          March 17, 1995
- ------------------------   President, Chief
Frank R. Pope              Financial Officer,
                           Secretary and a
                           Director of Technology
                           Funding Inc. and a
                           General Partner of
                           Technology Funding Ltd.

/s/Gregory T. George       Group Vice President    March 17, 1995
- -------------------------- of Technology Funding
Gregory T. George          Inc. and a General
                           Partner of Technology
                           Funding Ltd.


The above represents a majority of the Board of Directors of Technology Funding Inc. and a majority of the General Partners of Technology Funding Ltd.