Form 10-Q
period 1995-03-31
TECHNOLOGY FUNDING MEDICAL PARTNERS I L P
filed 1995-05-12
CIK 893755

                           UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the period ended March 31, 1995

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 814-124

                TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.
                -------------------------------------------
            (Exact name of Registrant as specified in its charter)

          Delaware                            94-3166762
- -------------------------------     ---------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

2000 Alameda de las Pulgas, Suite 250
San Mateo, California                                            94403
- ---------------------------------------                       --------
(Address of principal executive offices)                     (Zip Code)

                              (415) 345-2200
             --------------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---   ---

No active market for the units of limited partnership interests
("Units") exists, and therefore the market value of such Units cannot be determined.

I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
- --------------

                                      (unaudited)
                                       March 31,        December 31,
                                         1995              1994
                                      ----------        ------------
ASSETS

Equity investments(cost basis of
 $1,275,001 in both 1995 and 1994)    $1,262,935         1,275,001

Cash and cash equivalents              4,403,589         3,571,768

Organizational costs (net of
 accumulated amortization of
 $12,000 and $10,000 in 1995
 and 1994, respectively)                  28,000            30,000
                                       ---------         ---------

     Total                            $5,694,524         4,876,769
                                       =========         =========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses $   22,813            19,216

Due to related parties                    33,399            32,143

Distributions payable                     53,191            45,924
                                       ---------         ---------

     Total liabilities                   109,403            97,283

Commitments (Notes 3 and 7)

Partners' capital:
 Limited Partners (Units
  outstanding of 72,410 and
  60,640 in 1995 and 1994,
  respectively)                        5,599,951         4,780,868
 General Partners                         (2,764)           (1,382)
 Net unrealized fair value decrease
  from cost of equity investments        (12,066)               --
                                       ---------         ---------

     Total partners' capital           5,585,121         4,779,486
                                       ---------         ---------
        Total                         $5,694,524         4,876,769
                                       =========         =========


See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
- -----------------------------------

                                  For the Three Months Ended March 31,
                                  ------------------------------------
                                              1995              1994
                                              ----              ----

Interest income                             $  53,191           20,916

Costs and expenses:
 Management fees                               63,537           17,512
 Individual general partners' compensation      4,500            4,500
 Amortization of organizational costs           2,000            2,000
 Operating expenses:
  Administrative and investor services         90,046           34,737
  Investment operations                        32,982           18,457
  Computer services                             9,980            3,283
  Professional fees                            21,543           18,583
  Expenses absorbed by General Partners       (33,111)              --
                                              -------           ------

   Total operating expenses                   121,440           75,060
                                              -------           ------

    Total costs and expenses                  191,477           99,072
                                              -------           ------

Net realized loss                            (138,286)         (78,156)

Change in net unrealized fair value
  of equity investments                       (12,066)              --
                                              -------           ------

Net loss                                    $(150,352)         (78,156)
                                              =======           ======

Net realized loss per Unit                  $      (2)              (2)
                                              =======           ======

See accompanying notes to financial statements.

STATEMENT OF PARTNERS' CAPITAL (unaudited)
- -----------------------------------------


                                                       Net unrealized
                                                          fair value
                                Limited   General    decrease from cost of
                               Partners   Partners    equity investments       Total
                               --------   --------   ---------------------     -----
Partners' capital,
 December 31, 1994            $4,780,868   (1,382)              --           4,779,486

Sales of partnership interest  1,136,636    1,139               --           1,137,775

Syndication fees                (127,991)    (606)              --            (128,597)

Distributions of Offering
 Period income                   (52,659)    (532)              --             (53,191)

Change in net unrealized fair
 value of equity investments          --       --          (12,066)            (12,066)

Net realized loss               (136,903)  (1,383)              --            (138,286)
                               ---------    -----           ------           ---------

Partners' capital,
 March 31, 1995               $5,599,951   (2,764)         (12,066)          5,585,121
                               =========    =====           ======           =========


See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
- -----------------------------------

                                     For the Three Months Ended March 31,
                                     ------------------------------------
                                                1995           1994
                                                ----           ----
Cash flows from operating activities:
 Interest received                            $   53,191        20,916
 Cash paid to vendors                            (26,448)      (21,703)
 Cash paid to related parties                   (158,176)      (54,966)
                                               ---------     ---------

  Net cash used by operating activities         (131,433)      (55,753)
                                               ---------     ---------

Cash flows from investing activities:
 Purchase of equity investments                       --      (500,000)
                                               ---------     ---------

  Net cash used by investing activities               --      (500,000)
                                               ---------     ---------

Cash flows from financing activities:
  Proceeds from sale of limited partnership
   interests                                   1,136,636       875,600
  General Partners' capital contribution           1,139           876
  Distribution of offering period income         (45,924)      (16,706)
  Payments for syndication fees                 (128,597)     (126,962)
                                               ---------     ---------

    Net cash provided by financing activities    963,254       732,808
                                               ---------     ---------

Net increase in cash and cash equivalents        831,821       177,055

Cash and cash equivalents at beginning
 of year                                       3,571,768     2,459,416
                                               ---------     ---------

Cash and cash equivalents at March 31         $4,403,589     2,636,471
                                               =========     =========


Reconciliation of net loss to net cash
 used by operating activities:

Net loss                                      $ (150,352)      (78,156)

Adjustments to reconcile net loss
 to net cash used by operating activities:
  Amortization of organizational costs             2,000         2,000
  Change in net unrealized fair value
   of equity investments                          12,066            --

Changes in:
  Accounts payable and accrued expenses            3,597        11,511
  Due to related parties                           1,256         8,892
                                               ---------     ---------

Net cash used by operating activities         $ (131,433)      (55,753)
                                               =========     =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
- ----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of March 31, 1995 and December 31, 1994, and the related Statement of Partners' Capital for the three months ended March 31, 1995, Statements of Operations and Statements of Cash Flows for the three months ended March 31, 1995 and 1994, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1994. The following notes to financial statements for activity through March 31, 1995 supplement the notes included in the Annual Report on Form 10-K.

2.     Net Realized Loss Per Limited Partner Unit
       ------------------------------------------

Net realized loss per Unit is calculated by dividing total net realized loss allocated to the Limited Partners by the weighted average number of Limited Partner Units outstanding of 66,347 and 36,831 for the three months ended March 31, 1995 and 1994, respectively.

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations and Partners' Capital. Related party costs for the three months ended March 31, 1995 and 1994 were as follows:

                                              1995              1994
                                              ----              ----

Management fees                             $ 63,537            17,512
Syndication fees                             128,597           126,962
Individual general partners' compensation      4,500             4,500
Amortization of organizational costs           2,000             2,000
Reimbursable operating expenses              124,506            41,846
Expenses absorbed by General Partners        (33,111)               --


In 1995 and 1994, pursuant to the Partnership Agreement, the Partnership may not pay or reimburse the Managing General Partners for operational costs that aggregate more than 3% of total Limited Partner capital contributions of the Partnership. For the three months ended March 31, 1995, the Partnership recognized $55,975 of the $89,086 contingent liability at December 31, 1994 based on additional Limited Partner capital contributions received by the end of the offering period, May 3, 1995. The remaining balance of $33,111 was absorbed by the Managing General Partners.

Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. Amounts due to related parties for such expenses were $19,040 and $21,480 at March 31, 1995 and December 31, 1994, respectively.

Amounts due to related partied for management fees were $14,359 and $10,663 at March 31, 1995 and December 31, 1994, respectively.

During the three months ended March 31, 1995, the Partnership paid Technology Funding Securities Corporation ("TFSC"), the dealer-manager, commissions and fees of $67,989 of which $56,360 was reallowed to participating broker-dealers. During the same period ended March 31, 1994, the Partnership paid $78,804 of which $62,413 was reallowed. In addition, the Partnership also paid $3,778 and 4,378 for the three months ended March 31, 1995 and 1994, respectively, to TFSC for due diligence expenses which TFSC paid to unaffiliated broker-dealers.

4.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1994 is in the 1994 Annual Report. Equity investments had a cost basis of $1,275,001 and fair values of $1,262,935 and $1,275,001 at March 31, 1995 and December 31, 1994, respectively. The only activity related to the Partnership recording a decrease of $12,066 due to a decline in the fair value of its Medical Science Partners II investment.

As of March 31, 1995, all equity investments are privately held and no public market existed.

5.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at March 31, 1995 and December 31, 1994 consisted of:

                                             1995            1994
                                             ----            ----

Demand accounts                           $    3,041              --
Money-market accounts                      4,400,548       3,571,768
                                           ---------       ---------

     Total                                $4,403,589       3,571,768
                                           =========       =========

6.     Distributions Payable
       ---------------------

At March 31, 1995, distributions related to offering period interest of $53,191 were payable to the partners; these distributions were paid in April 1995. The accrued distributions at December 31, 1994 were paid in January 1995.

7.     Commitments
       -----------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At March 31, 1995, the Partnership had unfunded commitments of $125,000 related to venture capital limited partnership investments and $80,000 related to equity investments.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Liquidity and Capital Resources
- -------------------------------

The Partnership commenced the offering of limited partnership units ("Units") in May 1993. In October 1993, the minimum number of Units required by the Partnership Agreement to commence operations were sold. From inception through March 31, 1995, the sale of Units generated cash of $7,200,636 and the Managing General Partners contributed cash of $7,205. In connection with the capital raised, the Partnership expended $967,877 in syndication fees and capitalized $40,000 in organizational costs. Such fees are applied to the capital accounts of the partners while organizational costs are amortized over a 60 month period. On May 3, 1995, the offering terminated and generated total cash of $7,929,844 from the sale of Units.

During the three months ended March 31, 1995, net cash used by operations totaled $131,433. The Partnership paid management fees of $59,841 to the Managing General Partners and reimbursed related parties for operating expenses of $93,835. In addition, $4,500 was paid to the individual general partners as compensation for their services. Other operating expenses of $26,448 were paid. The Partnership received $53,191 in interest income. Accrued distributions at December 31, 1994 for interest earned during the offering period of $45,924 were paid.

Cash and cash equivalents at March 31, 1995 were $4,403,589. At March 31, 1995, the Partnership was committed to fund additional investments totaling $205,000. Proceeds from the sale of Units, interest income earned on short-term investments, and operating cash reserves are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
- ---------------------

Current quarter compared to corresponding quarter in the preceding year
- -----------------------------------------------------------------------

Net loss was $150,352 and $78,156 during the three months ended March 31, 1995 and 1994, respectively. The increase in net loss was primarily due to a $46,380 increase in total operating expenses due to the sale of new Units as well as a $46,025 increase in management fees. These changes were partially offset by a $32,275 increase in interest income.

Total operating expenses were $121,440 for the quarter ended March 31, 1995 compared to $75,060 for the same period in 1994. Operating expenses are expected to increase as the Partnership increases its investment activities and its number of partners. For the current quarter, the Partnership recognized $55,975 of the $89,086 contingent liability at December 31, 1994 based on final Unit sales. The remaining balance of $33,111 was absorbed by the Managing General Partners pursuant to the Partnership Agreement. Had the limitation not been in effect, total operating expenses for 1995 would have been $154,551.

The Partnership incurred management fees of $63,537 and $17,512 during the quarters ended March 31, 1995 and 1994, respectively. The management fee as defined in the Partnership Agreement is equal to two percent of total Limited Partners' capital contributions for the first year of Partnership operations through the sixth year. Pursuant to the Partnership Agreement, a full first year fee is paid to the Managing General Partners as each additional Limited Partner is admitted to the Partnership, regardless of the date the Limited Partner is admitted. Management fees are expected to increase as the Partnership continues to sell Units.

The Partnership recorded interest income of $53,191 and $20,916 for the quarters ended March 31, 1995 and 1994, respectively. The increase was mainly due to higher cash and cash equivalents balance for the quarter ended March 31, 1995 as the Partnership continues to sell new Units.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

II.       OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1995.

(b) Financial Data Schedule for the quarter ended and as of March 31, 1995 (Exhibit 27).

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

                         TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  May 12, 1995      By:         /s/Frank R. Pope
                              -----------------------------------
                                     Frank R. Pope
                                     Executive Vice President and
                                     Chief Financial Officer