Form 10-Q
period 1995-06-30
TECHNOLOGY FUNDING MEDICAL PARTNERS I L P
filed 1995-08-11
CIK 893755

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the period ended June 30, 1995

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

I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
- --------------

                                      (unaudited)
                                        June 30,        December 31,
                                         1995              1994
                                      ----------        ------------
ASSETS

Equity investments (cost basis of
 $1,594,632 and $1,275,001 in
 1995 and 1994, respectively)         $1,583,695         1,275,001

Cash and cash equivalents              4,538,120         3,571,768

Organizational costs (net of
 accumulated amortization of
 $14,000 and $10,000 in 1995
 and 1994, respectively)                  26,000            30,000
                                       ---------         ---------

     Total                            $6,147,815         4,876,769
                                       =========         =========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses $    9,088            19,216

Due to related parties                    22,885            32,143

Distributions payable                         --            45,924
                                       ---------         ---------

     Total liabilities                    31,973            97,283

Commitments (Notes 3 and 6)

Partners' capital:
 Limited Partners (Units
  outstanding of 79,716 and
  60,640 in 1995 and 1994,
  respectively)                        6,130,161         4,780,868
 General Partners                         (3,382)           (1,382)
 Net unrealized fair value decrease
  from cost of equity investments        (10,937)               --
                                       ---------         ---------

     Total partners' capital           6,115,842         4,779,486
                                       ---------         ---------
        Total                         $6,147,815         4,876,769
                                       =========         =========


See accompanying notes to financial statements.

<PAGE




STATEMENTS OF OPERATIONS (unaudited)
- -----------------------------------


                                   For the Three                    For the Six
                                   Months Ended                    Months Ended
                                      June 30                         June 30
                                ------------------               ---------------

                                 1995           1994            1995             1994
                                 ----           ----            ----             ----
Interest income                 $ 68,975          27,070        122,166         47,986

Costs and expenses:
 Management fees                  61,298          18,002        124,835         35,514
 Individual general partners'
  compensation                    10,500          10,500         15,000         15,000
 Amortization of organizational
  costs                            2,000           2,000          4,000          4,000
 Operating expenses:
  Administrative and investor
   services                       48,149          44,951        138,195         79,688
  Investment operations           16,679          20,209         49,661         38,666
  Professional fees               13,918             704         35,461         19,287
  Computer services                5,502           3,415         15,482          6,698
  Expenses absorbed by/
   transferred to
   General Partners              (19,057)        (54,551)       (52,168)       (54,551)
                                 -------          ------        -------        -------

     Total operating expenses     65,191          14,728        186,631         89,788
                                 -------          ------        -------        -------

  Total costs and expenses       138,989          45,230        330,466        144,302
                                 -------          ------        -------        -------

Net realized loss                (70,014)        (18,160)      (208,300)       (96,316)

Change in net unrealized fair
  value of equity investments      1,129              --       (10,937)             --
                                 -------          ------       -------         -------

Net loss                        $(68,885)        (18,160)     (219,237)        (96,316)
                                 =======          ======       =======         =======

Net realized loss per Unit      $     (1)             --            (3)             (2)
                                 =======          ======       =======         =======

See accompanying notes to financial statements.

STATEMENT OF PARTNERS' CAPITAL (unaudited)
- -----------------------------------------


                                                       Net unrealized
                                                          fair value
                                Limited   General    decrease from cost of
                               Partners   Partners    equity investments       Total
                               --------   --------   ---------------------     -----
Partners' capital,
 December 31, 1994            $4,780,868   (1,382)              --           4,779,486

Sales of partnership interest  1,865,844    1,868               --           1,867,712

Syndication fees                (233,326)  (1,007)              --            (234,333)

Distributions of offering
 period income                   (77,008)    (778)              --             (77,786)

Change in net unrealized fair
 value of equity investments          --       --          (10,937)            (10,937)

Net realized loss               (206,217)  (2,083)              --            (208,300)
                               ---------    -----           ------           ---------

Partners' capital,
 June 30, 1995                $6,130,161   (3,382)         (10,937)          6,115,842
                               =========    =====           ======           =========


See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
- -----------------------------------

                                     For the Six Months Ended June 30,
                                     ---------------------------------
                                                1995           1994
                                                ----           ----
Cash flows from operating activities:
 Interest received                            $  122,166        47,986
 Cash paid to vendors                            (72,866)      (46,067)
 Cash paid to related parties                   (272,986)     (136,906)
                                               ---------     ---------

  Net cash used by operating activities         (223,686)     (134,987)
                                               ---------     ---------

Cash flows from investing activities:
 Purchase of equity investments                 (319,631)     (600,000)
                                               ---------     ---------

  Net cash used by investing activities         (319,631)     (600,000)
                                               ---------     ---------

Cash flows from financing activities:
 Proceeds from sale of limited partnership
  interests                                    1,865,844     1,775,700
 General Partners' capital contribution            1,868         1,777
 Distribution of offering period income         (123,710)      (37,622)
 Payments for syndication fees                  (234,333)     (257,477)
                                               ---------     ---------

  Net cash provided by financing activities    1,509,669     1,482,378
                                               ---------     ---------

Net increase in cash and cash equivalents        966,352       747,391

Cash and cash equivalents at beginning
 of year                                       3,571,768     2,459,416
                                               ---------     ---------

Cash and cash equivalents at June 30          $4,538,120     3,206,807
                                               =========     =========


Reconciliation of net loss to net cash
 used by operating activities:

Net loss                                      $ (219,237)      (96,316)

Adjustments to reconcile net loss
 to net cash used by operating activities:
  Amortization of organizational costs             4,000         4,000
  Change in net unrealized fair value
   of equity investments                          10,937            --

Changes in:
  Accounts payable and accrued expenses          (10,128)        4,823
  Due to/from related parties                     (9,258)      (47,494)
                                               ---------     ---------

Net cash used by operating activities         $ (223,686)     (134,987)
                                               =========     =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
- ----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of June 30, 1995 and December 31, 1994, and the related Statement of Partners' Capital for the six months ended June 30, 1995, Statements of Operations for the three and six months ended June 30, 1995 and Statements of Cash Flows for the six months ended in June 30, 1995 and 1994, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1994. The following notes to financial statements for activity through June 30, 1995 supplement the notes included in the Annual Report on Form 10-K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.     Net Realized Loss Per Limited Partner Unit
       ------------------------------------------

Net realized loss per Unit is calculated by dividing total net realized loss allocated to the Limited Partners by the weighted average number of Limited Partner Units outstanding of 70,619 and 39,269 for the six months ended June 30, 1995 and 1994, respectively.

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations and Partners' Capital. Related party costs for the six months ended June 30, 1995 and 1994 were as follows:

                                              1995              1994
                                              ----              ----

Management fees                             $124,835            35,514
Syndication fees                             234,333           257,477
Individual general partners' compensation     15,000            15,000
Amortization of organizational costs           4,000             4,000
Reimbursable operating expenses              176,061            93,449
Expenses absorbed by/transferred to
 General Partners                            (52,168)          (54,551)


In 1995 and 1994, pursuant to the Partnership Agreement, the Partnership may not pay or reimburse the Managing General Partners for operational costs that aggregate more than 3% of total Limited Partner capital contributions of the Partnership. For the six months ended June 30, 1995, the Partnership recognized $55,975 of the $89,086 contingent liability at December 31, 1994 based on additional Limited Partner capital contributions received by the end of the offering period, May 3, 1995. The remaining balance of $33,111 including additional expenses of $19,057 incurred during the second quarter of 1995 were absorbed by the Managing General Partners. During the six months ended June 30, 1994, operating expenses of $54,551 had been reflected as a contingent liability and was transferred to the General Partners; this amount was recognized as an expense in 1995 as discussed above.

Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. Amounts due to related parties for such expenses were $10,180 and $21,480 at June 30, 1995 and December 31, 1994, respectively.

Amounts due to related parties for management fees were $12,705 and $10,663 at June 30, 1995 and December 31, 1994, respectively.

During the six months ended June 30, 1995, the Partnership paid Technology Funding Securities Corporation ("TFSC"), the dealer-manager, commissions and fees of $133,618 of which $118,711 was reallowed to participating broker-dealers. During the same period ended June 30, 1994, the Partnership paid $159,813 of which $131,472 was reallowed. In addition, the Partnership also paid $7,424 and $8,880 for the six months ended June 30, 1995 and 1994, respectively, to TFSC for due diligence expenses which TFSC paid to unaffiliated broker-dealers.

4.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1994 is in the 1994 Annual Report. Activity from January 1 through June 30, 1995 consisted of



                                                                    January 1 -
                                                                   June 30, 1995
                                                  Principal        -------------
                                    Investment     Amount or     Cost          Fair
Industry/Company      Position         Date         Shares       Basis         Value
- ----------------      --------      ----------    ----------     -----         -----

Balance at January 1, 1995                                       $1,275,001    1,275,001
                                                                  ---------    ---------

Significant changes:

Biotechnology
- -------------
Acusphere, Inc.       Series B
                      Preferred
                      shares        05/95         125,000           200,000      200,000
Prolinx, Inc.         Series A
                      Preferred
                      shares        05/95         119,631           119,631      119,631
                                                                  ---------    ---------

Total significant changes during
 the six months ended June 30, 1995                                 319,631      319,631

Other changes, net                                                        0      (10,937)
                                                                  ---------    ---------

Total equity investments at June 30, 1995                        $1,594,632    1,583,695
                                                                  =========    =========





As of June 30, 1995, all equity investments are privately held and no public market existed.

Acusphere, Inc.
- ---------------

In May 1995, the Partnership invested in Acusphere, Inc. by purchasing 125,000 Series B Preferred shares at a total cost of $200,000.

Prolinx, Inc.
- -------------

In May 1995, the Partnership invested in Prolinx, Inc. by purchasing 119,631 Series A Preferred shares at a total cost of $119,631.

5.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at June 30, 1995 and December 31, 1994 consisted of:

                                             1995            1994
                                             ----            ----

Demand accounts                           $    1,803              --
Money-market accounts                      4,536,317       3,571,768
                                           ---------       ---------

     Total                                $4,538,120       3,571,768
                                           =========       =========

6.     Commitments
       -----------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At June 30, 1995, the Partnership had unfunded commitments of $485,369 related to equity investments.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Liquidity and Capital Resources
- -------------------------------

The Partnership commenced the offering of limited partnership units ("Units") in May 1993. In October 1993, the minimum number of Units required by the Partnership Agreement to commence operations were sold. From inception through May 3, 1995, the sale of Units generated cash of $7,929,844 and the Managing General Partners contributed cash of $7,934. In connection with the capital raised, the Partnership expended $1,073,613 in syndication fees and capitalized $40,000 in organizational costs. Such fees are applied to the capital accounts of the partners while organizational costs are amortized over a 60 month period.

During the six months ended June 30, 1995, net cash used by operations totaled $223,686. The Partnership paid management fees of $122,793 to the Managing General Partners and reimbursed related parties for operating expenses of $135,193. In addition, $15,000 was paid to the individual general partners as compensation for their services. Other operating expenses of $72,866 were paid. The Partnership received $122,166 in interest income.

During the six months ended June 30, 1995, distributions of $123,710 for interest earned during the offering period were paid and equity investments totaling $319,631 were purchased.

Cash and cash equivalents at June 30, 1995 were $4,538,120. At June 30, 1995, the Partnership was committed to fund additional investments totaling $485,369. Interest income earned on short-term investments and operating cash reserves are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
- ---------------------

Current quarter compared to corresponding quarter in the preceding year
- -----------------------------------------------------------------------

Net loss was $68,885 for the three months ended June 30, 1995 compared to $18,160 for the same period in 1994. The increase in net loss was primarily due to a $50,463 increase in total operating expenses and a $43,296 increase in management fees. These changes were partially offset by a $41,905 increase in interest income.

Total operating expenses were $65,191 for the quarter ended June 30, 1995 compared to $14,728 for the same period in 1994. As explained in
Note 3, the Partnership may not pay or reimburse the General Partners for annual operating expenses that aggregate more than 3% of total Limited Partner capital contributions. The limitation is calculated over an operating year beginning May 3. For the quarter ended June 30, 1995, the Managing General Partners absorbed $19,075. For the same period in 1994, the Partnership transferred $54,551 to the General Partners, which had been reflected as a contingent liability, as the total limited partners capital contributions could not be determined until the close of the offering period. Had the limitation not been in effect in 1995 and the transfer not occurred in 1994, total operating expenses for the quarters ended June 30, 1995 and 1994 would have been $84,248 and $69,279, respectively.

The Partnership incurred management fees of $61,298 and $18,002 during the three months ended June 30, 1995 and 1994, respectively. The management fee as defined in the Partnership Agreement is equal to two percent of the total Limited Partners' capital contributions for the first year of Partnership operations through the sixth year. Pursuant to the Partnership Agreement, a full first year fee is paid to the Managing General Partners as each additional Limited Partner is admitted to the Partnership, regardless of the date the Limited Partner is admitted. Management fees increased proportionally in 1995 from the sale of new Units.

The Partnership recorded interest income of $68,975 and $27,070 during the three months ended June 30, 1995 and 1994, respectively. The increase was primarily due to a higher cash and cash equivalents balance from the sale of new Units.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current Six Months Compared to Corresponding Six Months in the
- --------------------------------------------------------------
Preceding Year
- --------------

Net loss was $219,237 for the six months ended June 30, 1995 compared to $96,316 during the same period in 1994. The increase in net loss was primarily due to a $96,843 increase in total operating expenses as well as an $89,321 increase in management fees. These changes were partially offset by a $74,180 increase in interest income.

Total operating expenses were $186,631 and $89,788 for the six months ended June 30, 1995 and 1994, respectively. As discussed in the above section, the Partnership may not reimburse the General Partners for annual operating expenses that aggregate more than 3% of total Limited Partner capital contributions. For the six months ended June 30, 1995, the Managing General Partners absorbed $52,168. For the same period in 1994, the Partnership transferred $54,551 to the General Partners as discussed in the above section. Had the limitation not been in effect in 1995 and the transfer not occurred in 1994, total operating expenses for 1995 and 1994 would have been $238,799 and $144,339, respectively. The increase was primarily due to the recognition of $55,975 of the $89,086 contingent liability at December 31, 1994 based on additional Units sold in 1995.

The Partnership recorded management fees of $124,835 and $35,514 during the six months ended June 30, 1995 and 1994, respectively. As discussed above, management fees increased proportionally in 1995 due to the sale of new Units.

The Partnership recorded interest income of $122,166 and $47,986 for the six months ended June 30, 1995 and 1994, respectively. The increase was mainly due to higher cash and cash equivalents balance from the sale of new Units.

II.       OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1995.

(b) Financial Data Schedule for the six months ended and as of June 30, 1995 (Exhibit 27).

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

                         TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  August 11, 1995   By:         /s/Frank R. Pope
                              -----------------------------------
                                     Frank R. Pope
                                     Executive Vice President and
                                     Chief Financial Officer