Form 10-Q
period 1995-09-30
TECHNOLOGY FUNDING MEDICAL PARTNERS I L P
filed 1995-11-13
CIK 893755

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the period ended September 30, 1995

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 814-124

                TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.
                -------------------------------------------
            (Exact name of Registrant as specified in its charter)

          Delaware                            94-3166762
-------------------------------     ---------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

2000 Alameda de las Pulgas, Suite 250
San Mateo, California                                            94403
---------------------------------------                       --------
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

I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                      (unaudited)
                                      September 30,     December 31,
                                         1995              1994
                                      ----------        ------------
ASSETS

Equity investments (cost basis of
 $1,769,764 and $1,275,001 in
 1995 and 1994, respectively)         $1,758,827         1,275,001

Cash and cash equivalents              4,321,565         3,571,768

Organizational costs (net of
 accumulated amortization of
 $16,000 and $10,000 in 1995
 and 1994, respectively)                  24,000            30,000

Other assets                               1,343                --
                                       ---------         ---------

     Total                            $6,105,735         4,876,769
                                       =========         =========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses $   14,721            19,216

Due to related parties                    21,038            32,143

Distributions payable                         --            45,924
                                       ---------         ---------

     Total liabilities                    35,759            97,283

Commitments (Notes 3 and 6)

Partners' capital:
 Limited Partners (Units
  outstanding of 79,716 and
  60,640 in 1995 and 1994,
  respectively)                        6,084,754         4,780,868
 General Partners                         (3,841)           (1,382)
 Net unrealized fair value decrease
  from cost of equity investments        (10,937)               --
                                       ---------         ---------

     Total partners' capital           6,069,976         4,779,486
                                       ---------         ---------
        Total                         $6,105,735         4,876,769
                                       =========         =========


See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------


                                   For the Three                   For the Nine
                                   Months Ended                    Months Ended
                                   September 30                    September 30
                                ------------------               ---------------

                                 1995           1994            1995             1994
                                 ----           ----            ----             ----
Interest income                 $ 64,523          38,483       186,689          86,469

Costs and expenses:
 Management fees                  39,649          12,572       164,484          48,086
 Individual general partners'
  compensation                     9,022           7,500        24,022          22,500
 Amortization of organizational
  costs                            2,000           2,000         6,000           6,000
 Operating expenses:
  Administrative and investor
   services                       33,971          47,392       172,166         127,080
  Investment operations           12,952          15,683        62,613          54,349
  Professional fees                5,871          10,519        41,332          29,806
  Computer services                6,921           4,497        22,403          11,195
  Expenses absorbed by/
   transferred to
   General Partners                   --         (59,233)      (52,168)       (113,784)
                                 -------          ------       -------         -------

     Total operating expenses     59,715          18,858       246,346         108,646
                                 -------          ------       -------         -------

  Total costs and expenses       110,386          40,930       440,852         185,232
                                 -------          ------       -------         -------

Net realized loss                (45,863)         (2,447)     (254,163)        (98,763)

Change in net unrealized fair
  value of equity investments         --              --       (10,937)             --
                                 -------          ------       -------         -------

Net loss                        $(45,863)         (2,447)     (265,100)        (98,763)
                                 =======          ======       =======         =======

Net realized loss per Unit      $     (1)             --            (3)             (2)
                                 =======          ======       =======         =======

See accompanying notes to financial statements.

STATEMENT OF PARTNERS' CAPITAL (unaudited)
-----------------------------------------


                                                       Net unrealized
                                                          fair value
                                Limited   General    decrease from cost of
                               Partners   Partners    equity investments       Total
                               --------   --------   ---------------------   ---------
Partners' capital,
 December 31, 1994            $4,780,868   (1,382)              --           4,779,486

Sales of partnership interest  1,865,844    1,868               --           1,867,712

Syndication fees                (233,326)  (1,007)              --            (234,333)

Distributions of offering
 period income                   (77,011)    (778)              --             (77,789)

Change in net unrealized fair
 value of equity investments          --       --          (10,937)            (10,937)

Net realized loss               (251,621)  (2,542)              --            (254,163)
                               ---------    -----           ------           ---------

Partners' capital,
 September 30, 1995           $6,084,754   (3,841)         (10,937)          6,069,976
                               =========    =====           ======           =========


See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                 For the Nine Months Ended September 30,
                                 ---------------------------------------
                                                1995           1994
                                                ----           ----
Cash flows from operating activities:
 Interest received                            $  186,689        86,469
 Cash paid to vendors                            (83,016)      (67,070)
 Cash paid to related parties                   (368,779)     (110,814)
                                               ---------     ---------

  Net cash used by operating activities         (265,106)      (91,415)
                                               ---------     ---------

Cash flows from investing activities:
 Purchase of equity investments                 (494,763)     (850,000)
                                               ---------     ---------

  Net cash used by investing activities         (494,763)     (850,000)
                                               ---------     ---------

Cash flows from financing activities:
 Proceeds from sale of limited partnership
  interests                                    1,865,844     2,404,300
 General Partners' capital contribution            1,868         2,406
 Distribution of offering period income         (123,713)      (64,692)
 Payments for syndication fees                  (234,333)     (348,624)
                                               ---------     ---------

  Net cash provided by financing activities    1,509,666     1,993,390
                                               ---------     ---------

Net increase in cash and cash equivalents        749,797     1,051,975

Cash and cash equivalents at beginning
 of year                                       3,571,768     2,459,416
                                               ---------     ---------

Cash and cash equivalents at September 30     $4,321,565     3,511,391
                                               =========     =========


Reconciliation of net loss to net cash
 used by operating activities:

Net loss                                      $ (265,100)      (98,763)

Adjustments to reconcile net loss
 to net cash used by operating activities:
  Amortization of organizational costs             6,000         6,000
  Change in net unrealized fair value
   of equity investments                          10,937            --

Changes in:
  Accounts payable and accrued expenses           (4,495)        5,637
  Due to/from related parties                    (11,105)       (4,289)
  Other assets                                    (1,343)           --
                                               ---------     ---------

Net cash used by operating activities         $ (265,106)      (91,415)
                                               =========     =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of September 30, 1995 and December 31, 1994, and the related Statement of Partners' Capital for the nine months ended September 30, 1995, Statements of Operations for the three and nine months ended September 30, 1995 and Statements of Cash Flows for the nine months ended September 30, 1995 and 1994, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1994. The following notes to financial statements for activity through September 30, 1995 supplement the notes included in the Annual Report on Form 10-K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.     Net Realized Loss Per Limited Partner Unit
       ------------------------------------------

Net realized loss per Unit is calculated by dividing total net realized loss allocated to the Limited Partners by the weighted average number of Limited Partner Units outstanding of 73,008 and 41,818 for the nine months ended September 30, 1995 and 1994, respectively.

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations and Partners' Capital. Related party costs for the nine months ended September 30, 1995 and 1994 were as follows:

                                              1995              1994
                                              ----              ----

Management fees                             $164,484            48,086
Syndication fees                             234,333           348,624
Individual general partners' compensation     24,022            22,500
Amortization of organizational costs           6,000             6,000
Reimbursable operating expenses              221,336           149,723
Expenses absorbed by/transferred to
 General Partners                            (52,168)         (113,784)


In 1995 and 1994, pursuant to the Partnership Agreement, the Partnership may not pay or reimburse the Managing General Partners for operational costs that aggregate more than 3% of total Limited Partner capital contributions of the Partnership. For the nine months ended September 30, 1995, the Partnership recognized $55,975 of the $89,086 contingent liability at December 31, 1994 based on additional Limited Partner capital contributions received by the end of the offering period, May 3, 1995. The remaining balance of $33,111, including additional expenses of $19,057 incurred during the second quarter of 1995, were absorbed by the Managing General Partners. During the nine months ended September 30, 1994, operating expenses of $113,784 had been reflected as a contingent liability and was transferred to the General Partners; a portion of this amount was recognized as an expense in 1995 as discussed above.

Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. Amounts due to related parties for such expenses were $7,822 and $21,480 at September 30, 1995 and December 31, 1994, respectively.

Amounts due to related parties for management fees were $13,216 and $10,663 at September 30, 1995 and December 31, 1994, respectively.

During the nine months ended September 30, 1995, the Partnership paid Technology Funding Securities Corporation ("TFSC"), the dealer-manager, commissions and fees of $133,618 of which $118,711 was reallowed to participating broker-dealers. During the same period ended September 30, 1994, the Partnership paid $216,387 of which $179,967 was reallowed. In addition, the Partnership also paid $7,424 and $12,024 for the nine months ended September 30, 1995 and 1994, respectively, to TFSC for due diligence expenses which TFSC paid to unaffiliated broker-dealers.

4.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1994 is in the 1994 Annual Report. Activity from January 1 through September 30, 1995 consisted of



                                                                    January 1 -
                                                                 September 30, 1995
                                                  Principal      ------------------
                                    Investment     Amount or     Cost          Fair
Industry/Company      Position         Date         Shares       Basis         Value
----------------      --------      ----------    ----------     -----         -----

Balance at January 1, 1995                                       $1,275,001    1,275,001
                                                                  ---------    ---------

Significant changes:

Biotechnology
-------------
Acusphere, Inc.       Series B
                      Preferred
                      shares        05/95         125,000           200,000      200,000
CV Therapeutics, Inc. Series E
                      Preferred
                      shares        09/95          38,400            76,032       76,032
CV Therapeutics, Inc. Series E
                      Preferred
                      share warrant
                      at $2.00;
                      expiring
                      09/00         09/95          19,200               768          768
Prolinx, Inc.         Series A
                      Preferred
                      shares        05/95         119,631           119,631      119,631

Pharmaceuticals
---------------
Megabios Corp.        Series C
                      Preferred
                      shares        07/95          50,212            64,999       64,999
                                                                  ---------    ---------

Total significant changes during
 the nine months ended September 30, 1995                           461,430      461,430

Other changes, net                                                   33,333       22,396
                                                                  ---------    ---------

Total equity investments at September 30, 1995                   $1,769,764    1,758,827
                                                                  =========    =========





As of September 30, 1995, all equity investments are privately held and no public market existed.

Acusphere, Inc.
---------------

In May 1995, the Partnership invested in Acusphere, Inc. by purchasing 125,000 Series B Preferred shares at a total cost of $200,000.

CV Therapeutics, Inc.
---------------------

In September 1995, the Partnership made an additional investment in CV Therapeutics, Inc. by purchasing 38,400 Series E Preferred shares and receiving a warrant to purchase 19,200 Series E Preferred shares for a total cost of $76,800.

Megabios Corp.
--------------

In July 1995, the Partnership made an additional investment in Megabios Corp. by purchasing 50,212 Series C Preferred shares at a total cost of $64,999.

Prolinx, Inc.
-------------

In May 1995, the Partnership invested in Prolinx, Inc. by purchasing 119,631 Series A Preferred shares at a total cost of $119,631.

5.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at September 30, 1995 and December 31, 1994 consisted of:

                                             1995            1994
                                             ----            ----

Demand accounts                           $    3,110              --
Money-market accounts                      4,318,455       3,571,768
                                           ---------       ---------

     Total                                $4,321,565       3,571,768
                                           =========       =========

6.     Commitments
       -----------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At September 30, 1995, the Partnership had unfunded commitments of $472,036 related to equity investments.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------

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

During the nine months ended September 30, 1995, net cash used by operating activities totaled $265,106. The Partnership paid management fees of $161,931 to the Managing General Partners and reimbursed related parties for operating expenses of $182,826. In addition, $24,022 was paid to the individual general partners as compensation for their services. Other operating expenses of $83,016 were paid. The
Partnership received $186,689 in interest income.

During the nine months ended September 30, 1995, distributions of $123,713 for interest earned during the offering period were paid and equity investments totaling $494,763 were purchased.

Cash and cash equivalents at September 30, 1995 were $4,321,565. At September 30, 1995, the Partnership was committed to fund additional investments totaling $472,036. Interest income earned on short-term investments and operating cash reserves are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net loss was $45,863 for the three months ended September 30, 1995 compared to $2,447 for the same period in 1994. The increase in net loss was primarily due to a $40,857 increase in total operating expenses.

Total operating expenses were $59,715 for the quarter ended September 30, 1995 compared to $18,858 for the same period in 1994. As explained in Note 3, the Partnership may not pay or reimburse the General Partners for annual operating expenses that aggregate more than 3% of total Limited Partner capital contributions. The limitation is calculated over an operating year beginning May 3. For the quarter ended September 30, 1995, no operating expenses were absorbed by the Managing General Partners as operating expenses did not exceed the limitation. For the same period in 1994, the Partnership transferred $59,233 to the General Partners, which had been reflected as a contingent liability, as the total Limited Partners capital contributions could not be determined until the close of the offering period. Had the transfer not occurred in 1994, total operating expenses for the quarter ended September 30, 1994 would have been $78,091.

The Partnership incurred management fees of $39,649 and $12,572 during the three months ended September 30, 1995 and 1994, respectively. The management fee as defined in the Partnership Agreement is equal to two percent of the total Limited Partners' capital contributions for the first year of Partnership operations through the sixth year. Pursuant to the Partnership Agreement, a full first year fee is paid to the Managing General Partners as each additional Limited Partner is admitted to the Partnership, regardless of the date the Limited Partner is admitted. Management fees increased proportionally in 1995 from the sale of new Units.

The Partnership recorded interest income of $64,523 and $38,483 during the three months ended September 30, 1995 and 1994, respectively. The increase was primarily due to a higher cash and cash equivalents balance from the sale of new Units.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.


Current nine months compared to corresponding nine months in the
----------------------------------------------------------------
preceding year
--------------

Net loss was $265,100 for the nine months ended September 30, 1995 compared to $98,763 during the same period in 1994. The increase in net loss was primarily due to a $137,700 increase in total operating expenses as well as a $116,398 increase in management fees. These changes were partially offset by a $100,220 increase in interest income.

Total operating expenses were $246,346 and $108,646 for the nine months ended September 30, 1995 and 1994, respectively. As discussed in the above section, the Partnership may not reimburse the General Partners for annual operating expenses that aggregate more than 3% of total Limited Partner capital contributions. For the nine months ended September 30, 1995, the Managing General Partners absorbed $52,168. For the same period in 1994, the Partnership transferred $113,784 to the General Partners. Had the limitation not been in effect in 1995 and the transfer not occurred in 1994, total operating expenses for 1995 and 1994 would have been $298,514 and $222,430, respectively. The increase was primarily due to the recognition of $55,975 of the $89,086 contingent liability at December 31, 1994 based on additional Units sold in 1995.

The Partnership recorded management fees of $164,484 and $48,086 during the nine months ended September 30, 1995 and 1994, respectively. As discussed above, management fees increased proportionally in 1995 due to the sale of new Units.

The Partnership recorded interest income of $186,689 and $86,469 for the nine months ended September 30, 1995 and 1994, respectively. The increase was mainly due to higher cash and cash equivalents balance from the sale of new Units.

II.       OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1995.

(b) Financial Data Schedule for the nine months ended and as of September 30, 1995 (Exhibit 27).

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

                         TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  November 10, 1995 By:         /s/Frank R. Pope
                              -----------------------------------
                                     Frank R. Pope
                                     Executive Vice President and
                                     Chief Financial Officer