Form 10-K
period 1995-12-31
TECHNOLOGY FUNDING MEDICAL PARTNERS I L P
filed 1996-03-25
CIK 893755

                            UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                 For The Fiscal Year Ended December 31, 1995

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                   Commission File No. 814-124

           TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.
           -------------------------------------------
         (Exact name of Registrant as specified in its charter)

          DELAWARE                            94-3166762
-------------------------------    ------------------------------
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)      Identification No.)

2000 Alameda de las Pulgas, Suite 250
San Mateo, California                                       94403
---------------------------------------                  --------
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                  [   ]
No active market for the units of limited partnership interests ("Units") exists, and therefore the market value of such Units cannot be determined.
Documents incorporated by reference: Portions of the Prospectus dated May 3, 1993 forming a part of Registration Statement No. 33-54002, as modified by Cumulative Supplement No. 4 dated January 4, 1995, filed pursuant to Rule 424(c) of the General Rules and Regulations under the Securities Act of 1933 are incorporated by reference in Parts I and III hereof.

                                   PART I

Item 1.  BUSINESS
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

Item 2.  PROPERTIES
------   ----------

The Registrant has no material physical properties.

Item 3.  LEGAL PROCEEDINGS
------   -----------------

There are no material pending legal proceedings to which the Registrant is party or of which any of its property is the subject, other than ordinary routine litigation incidental to the business of the Partnership.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

The initial meeting of Limited Partners of the Partnership was held on September 8, 1995 pursuant to a Notice of Meeting dated July 17, 1995. At the meeting proxies submitted by Limited Partners documented that the Limited Partners elected the three individual general partners, elected the two Managing General Partners, and ratified the selection of KPMG Peat Marwick LLP as independent certified accountants for the fiscal year ended December 31, 1995. The number of Units voted in favor, against and abstained for each matter submitted are as follows:

                                 For  Against  Abstained
                                 ---  -------  ---------

Individual general partners    40,987        0        848
Managing General Partners      41,087        0        748
Ratification of KPMG Peat
  Marwick LLP                  39,666        0      2,169


PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
------   -------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

        (a) There is no established public trading market for the Units.

        (b) At December 31, 1995, there were 829 record holders of Units.

        (c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners in the Partnership pursuant to the Registrant's Partnership Agreement.

Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                  For the Years Ended and As of
                                           December 31,
                                 --------------------------------
                                 1995           1994         1993
                                 ----           ----         ----


Interest income               $  245,800       132,394     16,706
Net realized loss               (328,499)     (188,769)  (113,431)
Change in net unrealized
 fair value of
 equity investments               (8,447)           --         --
Net loss                        (336,976)     (188,769)  (113,431)
Net realized loss
  per Unit                            (4)           (4)       (12)
Total assets	                   6,057,701     4,876,769  2,597,416
Distributions declared           (77,789)     (132,394)   (16,706)


Refer to the financial statement notes entitled "Summary of Significant Accounting Policies" and "Allocation of
Profits and Losses" for a description of the method of calculation of net realized income (loss) per Unit.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership commenced the offering of limited
partnership units ("Units") in May 1993.  In October
1993, the minimum number of Units required by the
Partnership Agreement to commence operations were sold.
From inception through May 3, 1995, the sale of Units
generated cash of $7,929,844 and the Managing General
Partners contributed cash of $7,934.  In connection with
the capital raised, the Partnership expended $1,073,613
in syndication fees and capitalized $40,000 in
organizational costs.  Such fees are applied to the
capital accounts of the partners while organizational
costs are amortized over a 60 month period.
During 1995, net cash used by operations totaled
$313,558.  The Partnership paid management fees of
$201,581 to the Managing General Partners and paid
related parties for operating expenses of $233,347.  In
addition, $31,575 was paid to the individual general
partners as compensation for their services.  The
Partnership paid other operating expenses of $92,428 and
received $245,373 in interest income.
During 1995, the Partnership purchased $819,131 in equity
investments primarily in the biotechnology, diagnostic
equipment and health information systems industries.
During 1995, distributions of $123,713 for interest
earned during the offering period were paid.
At December 31, 1995, the Partnership was committed to
fund an additional $212,250 in equity investments and
venture capital limited partnership investments.
During 1995, Khepri Pharmaceuticals, Inc. was acquired by
Arris Pharmaceuticals, Inc.  Although the Partnership's
holdings are subject to selling restrictions, the
acquisition indicates potential future liquidity for this
investment.
Cash and cash equivalents at December 31, 1995 were
$3,948,745.  Interest income earned on short-term
investments and operating cash reserves are expected to
be adequate to fund Partnership operations through the
next twelve months.
Results of Operations
---------------------

1995 compared to 1994
---------------------

Net loss was $336,976 for 1995 compared to $188,769 during the same period in 1994. The increase in net loss was primarily due to a $134,288 increase in total operating expenses as well as a $116,273 increase in management fees. These changes were partially offset by a $113,406 increase in interest income.

Total operating expenses were $330,590 and $196,302 for 1995 and 1994, respectively. As explained in Note 2, the Partnership may not reimburse the Managing General
Partners for annual operating expenses that aggregate more than 3% of total Limited Partner capital contributions. The limitation is calculated over an operating year beginning May 3. For 1995, the Managing
General Partners absorbed $77,958 in such expenses. In addition, the 1995 actual operating expenses included additional administrative and investor services expense of $52,403 not previously recognized by the Partnership.
In 1994, operating expenses of $89,086 were transferred to the General Partners; this amount was not reflected as operating expenses in 1994 as it represented a contingent liability of the Partnership. Had the limitation not been in effect and the additional expenses been recorded in prior years, and had the transfer not occurred in 1994, total operating expenses for 1995 and 1994 would have been $293,672 and $308,624, respectively. The decrease was primarily due to lower overall portfolio activity.
The Partnership recorded management fees of $204,134 and $87,861 during 1995 and 1994, respectively. Management fees are equal to two percent of the total Limited
Partner capital contributions for the first year of Partnership operations through the sixth year. Pursuant to the Partnership Agreement, a full first year fee is paid to the Managing General Partners as each additional
Limited Partner is admitted to the Partnership, regardless of the date the Limited Partner is admitted.
Management fees increased in 1995 due to the sale of new
Units.
The Partnership recorded interest income of $245,800 and $132,394 for 1995 and 1994, respectively. The increase was mainly due to a higher average cash and cash equivalents balance in 1995 compared to 1994 from the sale of new Units.
Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

1994 compared to 1993
---------------------

Net loss was $188,769 in 1994 compared to $113,431 in 1993. The increase in net loss was mostly due to a $140,327 increase in operating expenses, and a $26,199 increase in management fees, partially offset by a $115,688 increase in interest income.
The primary reason for the above income and expense increases was due to a full year of Partnership operations in 1994 compared to only a quarter year of operations in 1993 as the Partnership's commencement date was October 8, 1993. Discussion of additional increases follows.
Operating expenses were $196,302 in 1994 compared to $55,975 in 1993. Such expenses were expected to increase as investment activities and the number of partners increased.
Management fees totaled $87,861 in 1994 compared to $61,662 in 1993. Management fees were expected to increase as the Partnership continued to sell Units.
Interest income was $132,394 in 1994 compared to $16,706 in 1993. The increase was due to higher cash and cash equivalents balances in 1994 as the Partnership sold more
Units.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

The financial statements of the Registrant are set forth in Item 14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------   ------------------------------------------------
ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

Registrant has reported no disagreements with its accountants on matters of accounting principles or practices or financial statement disclosure.

                                PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. The Management Committee is responsible for the management and administration of the Partnership. The members of the Management Committee consist of three individual general partners and a representative from each of Technology Funding Ltd., a California limited partnership ("TFL"), and its wholly-owned subsidiary, Technology Funding Inc., a California corporation ("TFI"). TFL and TFI are the Managing
General Partners. Information concerning the ownership of TFL and the business experience of the key officers of TFI and the partners of TFL is incorporated by reference from the sections entitled "Management of the Partnership
- The Managing General Partners" and "Management of the
Partnership - Key Personnel of the Managing General
Partners" in the Prospectus as modified by Cumulative
Supplement No. 4 dated January 4, 1995, which are incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 1995, the Partnership incurred $204,134 in management fees. The fees are designed to compensate the Managing General Partners for General Partner Overhead incurred in performing management duties for the Partnership through December 31, 1995. General Partner
Overhead (as defined in the Partnership Agreement) includes the General Partners' share of rent and utilities, and certain salaries and benefits paid by the Managing General Partners in performing their obligations to the Partnership. As compensation for their services, the individual general partners each receive $6,000 annually beginning on the Commencement Date, plus $1,000 for each attended meeting of the individual general partners, and related expenses. For the year ended
December 31, 1995, $31,575 of such fees were paid.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------  ---------------------------------------------------
MANAGEMENT
----------

Not applicable. No Limited Partner beneficially holds more than 5% of the aggregate number of Units held by all Limited Partners, and neither the General Partners nor any of their officers, directors or partners own any Units. The three individual general partners each own 20
Units. The General Partners control the affairs of the Partnership pursuant to the Partnership Agreement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------  ----------------------------------------------

The Registrant, or its investee companies, have engaged in no transactions with the General Partners or their officers and partners other than as described above, in the notes to the financial statements, or in the Partnership Agreement.

                                   PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------  -------------------------------------------------------
         FORM 8-K
         --------

         (a)  List of Documents filed as part of this Annual
Report on Form 10-K

             (1) Financial Statements - the following financial statements are filed as a part of this Report:

                  Independent Auditors' Report
                  Balance Sheets as of December 31, 1995
                    and 1994
                  Statements of Operations for the years
                    ended December 31, 1995, 1994 and 1993
                  Statements of Partners' Capital for the years
                    ended December 31, 1995, 1994 and 1993
                  Statements of Cash Flows for the years
                    ended December 31, 1995, 1994 and 1993
                  Notes to Financial Statements

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

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1995.

         (c) Financial Data Schedule for the year ended and as of December 31, 1995 (Exhibit 27).

                   INDEPENDENT AUDITORS' REPORT
                   ----------------------------

The Partners
Technology Funding Medical Partners I, L.P.:


We have audited the accompanying balance sheets of Technology Funding Medical Partners I, L.P. (a Delaware limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain securities owned, by correspondence with the individual investee companies, and a physical examination of those securities held by a safeguarding agent as of December 31, 1995 and 1994. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Medical Partners I, L.P. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.



San Francisco, California                    KPMG Peat Marwick LLP
March 22, 1996

BALANCE SHEETS
--------------

                                                  December 31,
                                           ----------------------
                                              1995          1994
                                              ----          ----

ASSETS

Equity investments (cost basis of
 $2,094,559 and $1,275,001 in 1995
 and 1994, respectively)                    $2,086,082  1,275,001

Cash and cash equivalents                    3,948,745  3,571,768

Organizational costs (net of accumulated
 amortization of $18,000 and $10,000
 in 1995 and 1994, respectively)                22,000     30,000

Other Assets                                       874         --
                                             ---------  ---------

     Total                                  $6,057,701  4,876,769
                                             =========  =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses       $   20,115     19,216

Due to related parties                          39,486     32,143

Distributions payable                               --     45,924
                                              --------  ---------

     Total liabilities                          59,601     97,283

Commitments (Notes 2 and 7)

Partners' capital:
  Limited Partners
   (Units outstanding of 79,716 and
    60,640 in 1995 and 1994, respectively)   6,011,161  4,780,868
  General Partners                              (4,584)    (1,382)
  Net unrealized fair value decrease
   from cost of equity investments              (8,477)        --
                                             ---------  ---------

     Total partners' capital                 5,998,100  4,779,486
                                             ---------  ---------

     Total                                  $6,057,701  4,876,769
                                             =========  =========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
------------------------


                                 For the Years Ended December 31,
                                 --------------------------------
                                 1995          1994          1993
                                 ----          ----          ----

Interest income              $ 245,800       132,394       16,706

Costs and expenses:
  Management fees              204,134        87,861       61,662
  Individual general
   partners' compensation       31,575        29,000       10,500
  Amortization of
   organizational costs          8,000         8,000        2,000
  Operating expenses:
    Administrative and
     investor services         252,565       118,544       29,499
    Investment operations       78,333        48,581        4,067
    Computer services           29,172        10,357        4,409
    Professional fees           48,478        18,820       18,000
    Expenses absorbed by
     General Partners          (77,958)           --           --
                               -------       -------       ------

       Total operating
         expenses              330,590       196,302       55,975
                               -------       -------       ------

         Total costs and
           expenses            574,299       321,163      130,137
                               -------       -------      -------

Net realized loss             (328,499)     (188,769)    (113,431)

Change in net unrealized fair
 value of equity investments    (8,477)           --           --
                               -------       -------      -------

Net loss                     $(336,976)     (188,769)    (113,431)
                               =======       =======      =======

Net realized loss per Unit   $      (4)           (4)         (12)
                               =======       =======      =======

See accompanying notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 1995, 1994 and 1993:

                                                          Net Unrealized
                                                       Fair Value Decrease
                               Limited      General    from Cost of Equity
                               Partners     Partners        Investments          Total
                               --------     --------   -------------------     -------



Partners' capital,
 December 31, 1992             $      100          2             --               102

Sales of partnership
 interests                      3,083,000      3,081             --         3,086,081

Syndication fees                 (405,754)    (1,296)            --          (407,050)

Distributions of Offering
 Period income                    (16,539)      (167)            --           (16,706)

Net realized loss                (112,297)    (1,134)            --          (113,431)
                                ---------      -----          -----          ---------

Partners' capital,
 December 31, 1993              2,548,510        486             --         2,548,996

Sales of partnership interests  2,980,900      2,983             --         2,983,883

Syndication fees                 (430,591)    (1,639)            --          (432,230)

Distributions of Offering
 Period income                   (131,070)    (1,324)            --          (132,394)

Net realized loss                (186,881)    (1,888)            --          (188,769)
                                ---------      -----          -----         ---------

Partners' capital,
 December 31, 1994              4,780,868     (1,382)            --         4,779,486

Sales of partnership
 interests                      1,865,844      1,868             --         1,867,712

Syndication fees                 (233,326)    (1,007)            --          (234,333)

Distributions of Offering
 Period income                    (77,011)      (778)            --           (77,789)

Change in net unrealized fair
 value of equity investments           --         --         (8,477)           (8,477)

Net realized loss                (325,214)    (3,285)                        (328,499)
                                ---------      -----          -----          --------

Partners' capital,
 December 31, 1995             $6,011,161     (4,584)        (8,477)        5,998,100
                                =========      =====          =====         =========


See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
------------------------


                                             For the Years Ended December 31,
                                             --------------------------------
                                             1995          1994          1993
                                             ----          ----          ----


Cash flows from operating activities:
  Interest received                      $   245,373       132,394        16,706
  Cash paid to vendors                       (92,428)      (74,558)       (1,094)
  Cash paid to related parties              (466,503)     (218,960)      (95,329)
                                           ---------     ---------     ---------

    Net cash used by operating activities   (313,558)     (161,124)      (79,717)
                                           ---------     ---------     ---------

Cash flows from investing activities:
  Purchase of equity investments            (819,131)   (1,175,001)     (100,000)
                                           ---------     ---------     ---------

    Net cash used by investing activities   (819,131)   (1,175,001)     (100,000)
                                           ---------     ---------     ---------

Cash flows from financing activities:
  Proceeds from sales of limited
    partnership interests                  1,865,844     2,980,900     3,083,000
  General Partners' capital contribution       1,868         2,983         3,081
  Distribution of Offering Period income    (123,713)     (103,176)           --
  Payments for syndication fees and
    organizational costs                    (234,333)     (432,230)     (447,050)
                                           ---------     ---------     ---------

    Net cash provided by financing
     activities                            1,509,666     2,448,477     2,639,031
                                           ---------     ---------     ---------

Net increase in cash and
 cash equivalents                            376,977     1,112,352     2,459,314

Cash and cash equivalents
 at beginning of year                      3,571,768     2,459,416           102
                                           ---------     ---------     ---------

Cash and cash equivalents
 at end of year                          $ 3,948,745     3,571,768     2,459,416
                                           =========     =========     =========

Reconciliation of net loss to net cash
 used by operating activities:

Net loss                                 $  (336,976)     (188,769)     (113,431)

Adjustments to reconcile net loss
 to net cash used by operating activities:

   Amortization of organizational costs        8,000         8,000         2,000
   Change in net unrealized fair value
    of equity investments                      8,477            --            --

Changes in:
   Accounts payable and accrued expenses         899         1,210        18,006
   Due to related parties                      7,343        18,435        13,708
   Other, net                                 (1,301)           --            --
                                           ---------     ---------     ---------

Net cash used by operating activities    $  (313,558)     (161,124)      (79,717)
                                           =========     =========     =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.  Summary of Significant Accounting Policies
    ------------------------------------------

Organization
------------

Technology Funding Medical Partners I, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware in September 1992. The purpose of the Partnership is to make venture capital investments in emerging growth companies. The Partnership elected to be a business development company under the Investment Company Act of 1940, as amended (the "Act"), and operates as a nondiversified investment company as that term is defined in the Act. The Managing General Partners are Technology Funding Ltd. ("TFL"), and Technology Funding Inc. ("TFI"), a wholly-owned subsidiary of TFL. There are also three individual general partners. A wholly-owned subsidiary of TFI, Technology Funding Securities Corporation ("TFSC") was the dealer-manager for the offering.

For the period from September 1992 through May 3, 1993, the
Partnership was inactive. The Partnership's registration statement was declared effective by the Securities and Exchange Commission on May 3, 1993, and the Partnership began selling units of limited partnership interests ("Units") in May 1993.

On October 8, 1993, the Commencement Date, the minimum number of Units required to begin Partnership operations (12,000) had been sold. Then, on May 3, 1995, the offering terminated with 79,716 Units sold. The Partnership Agreement provides that the Partnership will continue until December 31, 2002, unless further extended for up to two additional two-year periods from such date if the individual general partners so determine or unless sooner dissolved.

Preparation of Financial Statements and Use of Estimates
--------------------------------------------------------

These financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. This required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The financial statements include non-marketable investments of $2,086,082 and $1,275,001 (35% and 27% of partners' capital) as of
December 31, 1995 and 1994, respectively, whose values have been estimated by the Managing General Partners in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for investments existed, and the differences could be material. In addition, for certain publicly traded investments that may not be marketable due to selling restrictions, the Managing General Partners have applied an illiquidity discount of 25% in determining fair value as mentioned below.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents are principally comprised of cash invested in demand accounts, money market instruments and commercial paper and are stated at cost plus accrued interest. The Partnership considers all money market, commercial paper and short-term investments with an original maturity of three months or less to be cash equivalents.

Syndication Fees
----------------

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

Organizational Costs
--------------------

Organizational costs of $40,000 are amortized over 60 months, using the straight-line method.

Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting. The difference in the total book and tax cost basis as of December 31, 1995 is not material.

Net Realized Income (Loss) Per Unit
-----------------------------------

Net realized income (loss) per Limited Partner Unit is calculated by dividing the weighted average number of Limited Partner Units outstanding for the years ended December 31, 1995, 1994 and 1993, of 74,425, 44,272 and 9,589, respectively, into total net realized loss allocated to the Limited Partners. The Managing General Partners contributed 0.1% of total Limited Partner capital contribution and did not receive any Partnership units.

Equity Investments
------------------

The Partnership's method of accounting for investments, in accordance with generally accepted accounting principles, is the fair value basis used for investment companies. The fair value of Partnership equity investments is their initial cost basis with changes as noted below:

The fair value for publicly-traded equity investments (marketable equity securities) is based upon the five-day-average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Certain publicly-traded equity investments may not be marketable due to selling restrictions. For publicly-traded equity investments with selling restrictions, an illiquidity discount of 25% is applied when determining the fair value. Sales of equity investments are recorded on the trade date. The basis on which cost is determined in computing realized gains or losses is generally specific identification.

Other equity investments, which are not publicly traded, are generally valued utilizing pricing obtained from the most recent round of third-party financings. Valuation is estimated quarterly by the Managing General Partners. Included in equity investments are convertible and subordinated notes receivable as repayment of these notes generally occur through conversion into equity investments.

Venture capital limited partnership investments are initially recorded at cost and reduced for distributions that are a return of capital. Distributions from limited partnership cumulative earnings are reflected as realized gains by the Partnership.

Equity and venture capital limited partnership investments with temporary changes in fair value result in increases or decreases to the unrealized fair value of equity investments. The cost basis does not change. In the case of an other than temporary decline in value below cost basis, an appropriate reduction in the cost basis is recognized as a realized loss with the fair value being adjusted to match the new cost basis. Adjustments to fair value basis are reflected as "Change in net unrealized fair value of equity investments." Cost basis adjustments are reflected as "Realized losses from investment write-downs" or "Net realized loss from venture capital limited partnership investments" on the Statements of Operations.

2.  Related Party Transactions
    --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations and Partners' Capital. For the years ended December 31, 1995, 1994 and 1993, related party costs were as follows:

                                       1995        1994       1993
                                       ----        ----       ----

  Management fees                    $204,134     87,861     61,662
  Syndication fees                    234,333    432,230    407,050
  Individual general partners'
   compensation                        31,575     29,000     10,500
  Amortization of organizational
   costs                                8,000      8,000      2,000
  Reimbursable operating expenses:
    Administrative and investor
     services                         216,113     66,165     28,399
    Investment operations              70,810     44,012      4,067
    Computer services                  29,172     10,357      4,409
    Expenses absorbed by
     General Partners                 (77,958)        --         --

Management fees are equal to two percent of the total Limited Partner capital contributions for the first year of Partnership operations through the sixth year. Beginning in the seventh year, the management fee will decline by ten percent per year from the initial two percent. Management fees compensate the Managing General Partners solely for General Partner overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. Pursuant to the Partnership Agreement, a full first year fee is paid to the Managing General Partners as each additional Limited Partner is admitted to the Partnership, regardless of the date the Limited Partner is admitted. Management fees payable were $13,216 and $10,663 at December 31, 1995 and 1994, respectively.

The Partnership reimburses the Managing General Partners for organizational and offering expenses (up to five percent of the total Limited Partner capital contributions) incurred in connection with organizing the Partnership and the offering of Units thereof. Such reimbursements have been reflected in the Statements of Partners' Capital as syndication fees except for $40,000 of organizational costs which have been capitalized.

Also included in the syndication fees are commissions and fees paid to TFSC, the dealer-manager. During the year ended December 31, 1995, the Partnership paid commissions and fees of $133,618 of which $118,711 was reallowed to participating broker-dealers; in 1994, the Partnership paid $268,281 of which $227,035 was reallowed. In addition, the Partnership also paid $7,424 and $14,907 in 1995 and 1994, respectively, to TFSC for due diligence expenses (up to one-half of one percent of total limited partners' capital contributions) that TFSC paid to unaffiliated broker-dealers.

The Partnership reimburses the Managing General Partners for operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses include expenses (other than Organizational and Offering expenses and General Partner overhead), such as administrative and investor services, investment operations, and computer services. During late 1995, operating cost allocations to the Partnership were reevaluated.
The Managing General Partners determined that they had not fully recovered allocable overhead as permitted by the Partnership Agreement. As a result, the Partnership was charged additional administrative and investor services costs of $52,403 that was not previously recognized by the Partnership. This amount consisted of $26,613, $23,236 and $2,554 for 1995, 1994, and 1993, respectively.
If this charge had been recorded in prior years, operating expenses, before expenses absorbed by General Partners, would have been $382,758, $219,538 and $58,529 for 1995, 1994, and 1993,
respectively. The increase of $163,220 in 1995 from 1994 was due to the recognition of the $89,086 contingent liability at December 31, 1994 based on additional Units sold in 1995 as discussed below. The $161,009 increase in 1994 from 1993 was due to a full year of Partnership operations in 1994 compared to only one quarter year of operations in 1993. Amounts due to related parties for such expenses were $26,270 and $21,480 at December 31, 1995 and 1994, respectively.

Pursuant to the Partnership Agreement, the Partnership may not pay or reimburse the Managing General Partners for operational costs that aggregate more than 3% of total Limited Partner capital contributions of the Partnership in each year through the first five years of operations after the termination of Unit sales, and 1.5% in any year thereafter. In 1995, the Partnership recognized $55,975 of the $89,086 contingent liability at December 31, 1994 based on additional Limited Partner capital contributions received by the end of the offering period, May 3, 1995. The remaining balance of $33,111, including additional expenses of $44,847 were absorbed by the Managing General Partners.

As compensation for their services, the individual general partners each received $6,000 annually beginning on the Commencement Date, plus $1,000 for each of the management committee meetings attended and related expenses. The three individual general partners each own 20 Units.

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

Net realized profit and loss of the Partnership are allocated based on the beginning of year partners' capital balances as follows:

(a).  Profits:

(i) first, to those partners with deficit capital account balances in proportion to such deficits until the deficits have been eliminated; then

(ii) second, to the partners as necessary to offset net losses and sales commissions previously allocated to such partners; then

(iii)third, 75% to the Limited Partners as a group in proportion to the number of Units, 5% to the Limited
Partners in proportion to the Unit months of each Limited Partner, and 20% to the Managing General
Partners. Unit months are the number of half months a Unit would be outstanding if held from the date the original holder of such Unit was deemed admitted into the Partnership until the termination of the offering of Units.

(b).  Losses:

(i) first, to the partners as necessary to offset net profits previously allocated to the partners under
(a)(iii) above plus losses from unaffiliated venture capital limited partnership investments; then

(ii) 99% to the Limited Partners as a group and 1% to the Managing General Partners.


Losses allocable to Limited Partners in excess of their capital account balances will be allocated to the Managing General
Partners. Net profits thereafter, otherwise allocable to those Limited Partners, are allocated to the Managing General Partners to the extent of such losses.

As indicated above, losses from unaffiliated venture capital limited partnership investments are allocated pursuant to section
(b). Gains are allocated first to offset previously allocated losses pursuant to (b)(i) above, and then 99% to Limited Partners and 1% to the Managing General Partners.

Income earned from short-term investments during the Offering
Period were allocated monthly, 99% to the Limited Partners and 1% to the Managing General Partners.

In no event shall the General Partners' interest in profits and losses be less than 1%.



4.  Equity Investments
    ------------------

At December 31, 1995 and December 31, 1994, equity investments consisted of:


                                                     December 31, 1995    December 31, 1994
                                        Principal    -----------------    -----------------
                             Investment Amount or     Cost       Fair      Cost        Fair
Industry/Company    Position    Date      Shares      Basis      Value     Basis       Value
----------------    --------    ----      ------      -----      -----     -----       -----
Biotechnology
-------------
Acusphere, Inc.    Series B
                   Preferred
                   shares      05/95     125,000   $  200,000    200,000          --          --

CV Therapeutics,   Series D
 Inc.              Preferred
                   shares      03/94     187,500      375,000    375,000     375,000     375,000

CV Therapeutics,   Series E
 Inc.              Preferred
                   shares      09/95      38,400       76,032     76,032          --          --

CV Therapeutics,   Series E
 Inc.              Preferred
                   share warrant
                   at $2.00;
                   expiring
                   09/00       09/95      19,200          768        768          --          --

Prolinx, Inc.      Series A
                   Preferred
                   shares      05/95     119,631      119,631    119,631          --          --

Prolinx, Inc.      Series A
                   Preferred
                   shares      12/95     124,369      124,369    124,369          --          --

Redcell, Inc.      Series B
                   Preferred
                   shares      12/94     132,979      125,000    125,000     125,000     125,000

Diagnostic Equipment
--------------------
R2 Technology,     Series A-1
 Inc.              Preferred
                   shares      05/94     100,000      100,000    100,000     100,000     100,000

R2 Technology,     Convertible
 Inc.              note (1)    11/95     $33,332       33,759     33,759          --          --

R2 Technology,     Series B
 Inc.              Preferred
                   share
                   warrant
                   expiring
                   11/00;
                   exercise
                   price to be
                   determined  11/95       1,667            0          0          --          --

Health Information Systems
--------------------------
CareCentric        Series A
 Solutions, Inc.   Preferred
                   shares      10/95      66,667      100,000    100,000          --          --

Pharmaceuticals
---------------
Arris              Common
 Pharmaceuticals,  shares
 Inc.                          12/95       6,681       88,250     70,652          --          --

Arris              Common
 Pharmaceuticals,  shares held
 Inc.              in escrow   12/95       2,783       36,750     29,430          --          --

Khepri             Series C
 Pharmaceuticals,  Preferred
 Inc.              shares      11/94      83,333           --         --     125,000     125,000

Megabios Corp.     Series C
                   Preferred
                   shares      09/94     193,125      250,000    250,000     250,000     250,000

Megabios Corp.     Series C
                   Preferred
                   shares      12/94      57,938       75,001     75,001      75,001      75,001

Megabios Corp.     Series C
                   Preferred
                   shares      07/95      50,212       64,999     64,999          --          --

Periodontix,       Series A
 Inc.              Preferred
                   shares      12/93     100,000      100,000    100,000     100,000     100,000

Environmental
-------------
TMC, Inc.          Series A
                   Preferred
                   shares      12/95      50,000       25,000     25,000          --          --

Venture Capital Limited Partnership Investments
-----------------------------------------------
Medical Science    Limited
 Partners II       Partnership
                   Interest    various  $200,000      200,000    216,441     125,000     125,000
                                                    ---------  ---------   ---------   ---------

Total Equity Investments                           $2,094,559  2,086,082   1,275,001   1,275,001
                                                    =========  =========   =========   =========

 --   No investment held at end of period.
 0    Investment active with a carrying value or fair value of zero.
(1)   Convertible note includes accrued interest.  Interest rate on such note was 9%.

As of December 31, 1995, all equity investments except for Arris
Pharmaceuticals, Inc. were privately held.

Acusphere, Inc.
---------------

In May 1995, the Partnership invested in Acusphere, Inc. by purchasing 125,000 Series B Preferred shares at a total cost of $200,000.

Arris Pharmaceuticals, Inc./Khepri Pharmaceuticals, Inc.
--------------------------------------------------------

In December 1995, Khepri Pharmaceuticals, Inc. ("Khepri") was acquired by Arris Pharmaceuticals, Inc. ("Arris"). The Partnership's Khepri Series C Preferred shares were exchanged for 9,464 shares of Arris common stock, of which 2,783 were held in an escrow account to be released in December 1996. The Partnership recorded a decrease in fair value of $24,918 to reflect the publicly-traded market price of its investment at December 31, 1995; the investment fair value was adjusted to reflect a 25% discount for restricted securities.

CareCentric Solutions, Inc.
---------------------------

In October 1995, the Partnership made an investment in CareCentric Solutions, Inc. by purchasing 66,667 Series A
Preferred shares at a total cost of $100,000.

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

Prolinx, Inc.
-------------

In 1995, the Partnership invested in Prolinx, Inc. by purchasing
244,000 Series A Preferred shares at a total cost of $244,000.

R2 Technology, Inc.
-------------------

In November 1995, the Partnership issued a $33,332 convertible note to the company and received a warrant to purchase 1,667 Series B Preferred shares. The warrant exercise price will be determined upon completion of the next round of equity financing.

TMC, Inc.
---------

In December 1995, the Partnership made an investment in TMC, Inc.
by purchasing 50,000 Series A Preferred shares at a total cost of $25,000.

Venture Capital Limited Partnership Investments
-----------------------------------------------

In 1995, the Partnership made additional capital contributions totaling $75,000 to Medical Science Partners II.

5.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at December 31, 1995 and 1994 consisted of:

                                              1995          1994
                                              ----          ----

Demand accounts                           $      606           --
Money-market accounts                      3,948,139    3,571,768
                                           ---------    ---------

  Total                                   $3,948,745    3,571,768
                                           =========    =========

6.  Distributions Payable
    ---------------------

Distributions payable of $45,924 at December 31, 1994 was paid in January 1995. Pursuant to the Partnership Agreement, income earned during the Offering Period on short-term investments are to be distributed quarterly.

The Offering Period, as defined by the Partnership Agreement, is that period commencing with the effective date of the Prospectus when the Partnership began offering Units and ended on May 3, 1995. Future distributions will be dependent upon operating results.

7.  Commitments
    -----------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At December 31, 1995, the Partnership had unfunded commitments of $212,250 related to equity investments and venture capital limited partnership investments.

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


                      TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.

                           By:  TECHNOLOGY FUNDING INC.
                                Managing General Partner




Date:  March 22, 1996      By:     /s/Debbie A. Wong
                                ------------------------------
                                   Debbie A. Wong
                                   Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature         Capacity                   Date
          ---------         --------                   ----

   /s/Charles R. Kokesh    President, Chief        March 22, 1996
------------------------   Executive Officer
Charles R. Kokesh          and Chairman of
                           Technology Funding Inc.
                           and Managing General
                           Partner of Technology
                           Funding Ltd.

   /s/Gregory T. George    Group Vice President    March 22, 1996
------------------------   of Technology Funding
Gregory T. George          Inc. and a General
                           Partner of Technology
                           Funding Ltd.


The above represents a majority of the Board of Directors of Technology Funding Inc. and a majority of the General Partners of Technology Funding Ltd.