Form 10-Q
period 1996-03-31
TECHNOLOGY FUNDING MEDICAL PARTNERS I L P
filed 1996-05-10
CIK 893755

                               UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1996

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

I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
- --------------

                                      (unaudited)
                                       March 31,        December 31,
                                         1996              1995
                                      ----------        ------------
ASSETS

Equity investments(cost basis of
 $2,357,922 and $2,094,559 in
 1996 and 1995, respectively)         $2,576,569         2,086,082

Cash and cash equivalents              3,607,324         3,948,745

Organizational costs (net of
 accumulated amortization of
 $20,000 and $18,000 in 1996
 and 1995, respectively)                  20,000            22,000

Other Assets                              11,860               874
                                       ---------         ---------

     Total                            $6,215,753         6,057,701
                                       =========         =========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses $   18,954            20,115

Due to related parties                        --            39,486

                                       ---------         ---------

     Total liabilities                    18,954            59,601

Commitments (Notes 3 and 6)

Partners' capital:
 Limited Partners (Units
  outstanding of 79,716
  in both 1996 and 1995)               5,983,020         6,011,161
 General Partners                         (4,868)           (4,584)
 Net unrealized fair value increase
  (decrease) from cost of equity
  investments                            218,647            (8,477)
                                       ---------         ---------

     Total partners' capital           6,196,799         5,998,100
                                       ---------         ---------
        Total                         $6,215,753         6,057,701
                                       =========         =========


See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
- -----------------------------------

                                  For the Three Months Ended March 31,
                                  ------------------------------------
                                              1996              1995
                                              ----              ----

Interest income                             $  51,532           53,191

Costs and expenses:
 Management fees                               39,649           63,537
 Individual general partners' compensation      5,196            4,500
 Amortization of organizational costs           2,000            2,000
 Operating expenses:
  Administrative and investor services         29,637           90,046
  Investment operations                        15,858           32,982
  Computer services                             4,267            9,980
  Professional fees                             7,611           21,543
  Expenses absorbed by General Partners       (24,261)         (33,111)
                                              -------           ------

   Total operating expenses                    33,112          121,440
                                              -------          -------

    Total costs and expenses                   79,957          191,477
                                              -------          -------

Net realized loss                             (28,425)        (138,286)

Change in net unrealized fair value
  of equity investments                       227,124          (12,066)
                                              -------          -------

Net income (loss)                           $ 198,699         (150,352)
                                              =======          =======

Net realized loss per Unit                  $      --               (2)
                                              =======          =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
- -----------------------------------

                                    For the Three Months Ended March 31,
                                    ------------------------------------
                                                1996           1995
                                                ----           ----
Cash flows from operating activities:
 Interest received                            $   50,203        53,191
 Cash paid to vendors                            (20,382)      (26,448)
 Cash paid to related parties                   (109,208)     (158,176)
                                               ---------     ---------

  Net cash used by operating activities          (79,387)     (131,433)
                                               ---------     ---------

Cash flows from investing activities:
 Purchase of equity investments                 (262,034)           --
                                               ---------     ---------

  Net cash used by investing activities         (262,034)           --
                                               ---------     ---------

Cash flows from financing activities:
  Proceeds from sale of limited partnership
   interests                                          --     1,136,636
  General Partners' capital contribution              --         1,139
  Distribution of offering period income              --       (45,924)
  Payments for syndication fees                       --      (128,597)
                                               ---------     ---------

    Net cash provided by financing activities         --       963,254
                                               ---------     ---------

Net (decrease) increase in cash and
 cash equivalents                               (341,421)      831,821

Cash and cash equivalents at beginning
 of year                                       3,948,745     3,571,768
                                               ---------     ---------

Cash and cash equivalents at March 31         $3,607,324     4,403,589
                                               =========     =========


Reconciliation of net income (loss) to net cash used by operating activities:

Net income (loss)                             $  198,699      (150,352)

Adjustments to reconcile net income (loss)
 to net cash used by operating activities:
  Amortization of organizational costs             2,000         2,000
  Change in net unrealized fair value
   of equity investments                        (227,124)       12,066

Changes in:
  Due to/from related parties                    (50,940)        1,256
  Other, net                                      (2,022)        3,597
                                               ---------     ---------

Net cash used by operating activities         $  (79,387)     (131,433)
                                               =========     =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
- ----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of March 31, 1996 and December 31, 1995, and the related Statements of Operations and Statements of Cash Flows for the three months ended March 31, 1996 and 1995, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1995. The following notes to financial statements for activity through March 31, 1996 supplement those included in the Annual Report on Form 10-K. Certain 1995 balances have been reclassified to conform with the 1996 financial statement presentation.

2.     Net Realized Loss Per Limited Partner Unit
       ------------------------------------------

Net realized loss per Unit is calculated by dividing total net realized loss allocated to the Limited Partners by the weighted average number of Limited Partner Units outstanding of 79,716 and 66,347 for the three months ended March 31, 1996 and 1995, respectively.

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 1996 and 1995 were as follows:

                                              1996              1995
                                              ----              ----

Management fees                             $ 39,649            63,537
Syndication fees                                  --           128,597
Individual general partners' compensation      5,196             4,500
Amortization of organizational costs           2,000             2,000
Reimbursable operating expenses               37,684           124,506
Expenses absorbed by General Partners        (24,261)          (33,111)


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. Amounts due from related parties for such expenses were $24,670 (included in "other assets") at March 31, 1996 compared to $26,270 due to related parties at December 31, 1995. For the quarter ended March 31, 1995, the Partnership recognized additional reimbursable operating expenses totaling $89,086 that were recorded as a contingent liability at December 31, 1994. Of this amount, $33,111 was absorbed by the Managing General Partners as the limitation was in effect.

Amounts due to related parties for management fees were $13,216 at both March 31, 1996 and December 31, 1995. Pursuant to the Partnership Agreement, a full first year fee is paid to the Managing General Partners as each additional Limited Partner is admitted to the Partnership, regardless of the date the Limited Partner is admitted. In May 1995, the Partnership closed the offering with 19,076 additional Units sold during early 1995.

Pursuant to the Partnership Agreement, the Partnership may not pay or reimburse the Managing General Partners for operational costs that aggregate more than 3% of total Limited Partner capital contributions. For purposes of this limitation, the Partnership's operating year begins May 3rd.

4.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1995 is in the 1995 Annual Report. Activity from January 1 through March 31, 1996 consisted of


                                                                    January 1 -
                                                                 March 31, 1996
                                                  Principal      ------------------
                                    Investment     Amount or     Cost          Fair
Industry/Company      Position         Date         Shares       Basis         Value
- ----------------      --------      ----------    ----------     -----         -----

Balance at January 1, 1996                                       $2,094,559    2,086,082
                                                                  ---------    ---------

Significant changes:

Biotechnology
- -------------
CV Therapeutics, Inc. Series G
                      Preferred
                      shares        03/96          19,034            16,368       37,687
CV Therapeutics, Inc. Common
                      share warrant
                      at $.25;
                      expiring
                      03/99         03/96          28,551            21,700       49,964
Redcell, Inc.         Convertible
                      note (1)      02/96         $89,966            90,786       90,786

Diagnostic Equipment
- --------------------
R2 Technology, Inc.   Series A-1
                      Preferred
                      shares        05/94         100,000                 0       84,000
R2 Technology, Inc.   Convertible
                      note (1)      11/95         $33,332           (33,759)     (33,759)
R2 Technology, Inc.   Series B-1
                      Preferred
                      shares        03/96          17,134            34,268       34,268

Pharmaceuticals
- ---------------
Periodontix,          Series A
 Inc.                 Preferred
                      shares        12/93         100,000                 0      100,000
Periodontix,          Series B
 Inc.                 Preferred
                      shares        02/96          67,000           134,000      134,000

                                                                   --------    ---------

Total significant changes during
 the three months ended March 31, 1996                              263,363      496,946

Other changes, net                                                        0       (6,459)
                                                                  ---------    ---------

Total equity investments at March 31, 1996                       $2,357,922    2,576,569
                                                                  =========    =========

(1)  Convertible notes include accrued interest.  Interest rates on notes issued in 1996 ranged from 8% to 9%.



Marketable Equity Securities
- ----------------------------

As of March 31, 1996, marketable equity securities had an aggregate cost of $132,313 and an aggregate fair value of $100,936. The unrealized loss at March 31, 1996 included gross losses of $31,377. As of December 31, 1995, there were no marketable equity securities.

CV Therapeutics, Inc.
- ---------------------

In March 1996, the Partnership made an additional investment in the company by purchasing 19,034 Series G Preferred shares and a warrant for 28,551 common shares at a total cost of $38,068. The fair values above reflect the valuation of this financing, resulting in an increase in the change in fair value of $49,583.

Periodontix, Inc.
- -----------------

In February 1996, the Partnership made an additional investment in the company by purchasing 67,000 Series B Preferred shares at for $134,000. The pricing of this round indicated an increase in the change of fair value of $100,000 for the Partnership's existing investment.

R2 Technology, Inc.
- -------------------

In March 1996, the Partnership purchased 17,134 Series B-1 Preferred shares by converting the November 1995 $33,332 note including accrued interest of $936 for a total cost of $34,268. The pricing of this conversion financing round in which third parties participated indicated an increase in the change in fair value of $84,000 for the Partnership's existing investment.

Redcell, Inc.
- -------------

In February 1996, the Partnership issued $89,966 in convertible notes to the company.

5.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at March 31, 1996 and December 31, 1995 consisted of:

                                             1996            1995
                                             ----            ----

Demand accounts                           $   13,981             606
Money-market accounts                      3,593,343       3,948,139
                                           ---------       ---------

     Total                                $3,607,324       3,948,745
                                           =========       =========

6.     Commitments
       -----------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At March 31, 1996, the Partnership had unfunded commitments of $50,000 related to venture capital limited partnership investments, and $162,250 related to equity investments.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Liquidity and Capital Resources
- -------------------------------

During the three months ended March 31, 1996, net cash used by operating activities totaled $79,387. The Partnership paid management fees of $39,649 to the Managing General Partners and reimbursed related parties for operating expenses of $64,363. In addition, $5,196 was paid to the individual general partners as compensation for their services. Other operating expenses of $20,382 were paid. The Partnership received $50,203 in interest income.

During the quarter ended March 31, 1996, the Partnership purchased $262,034 equity investments primarily in portfolio companies in the pharmaceuticals and biotechnology industries.

Cash and cash equivalents at March 31, 1996 were $3,607,324. At March 31, 1996, the Partnership was committed to fund additional investments totaling $212,250. Interest income earned on short-term investments, and operating cash reserves are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
- ---------------------

Current quarter compared to corresponding quarter in the preceding year
- -----------------------------------------------------------------------

Net income was $198,699 during the three months ended March 31, 1996 compared to a net loss of $150,352 for the same period in 1995. The change was primarily due to a $239,190 increase in the change in net unrealized fair value of equity investments and an $88,328 decrease in total operating expenses.

The Partnership recorded an increase in fair value of equity investments of $227,124 during the quarter ended March 31, 1996 compared to a decrease of $12,066 during the same period in 1995. The 1996 increase was primarily due to increases in portfolio companies in the diagnostic equipment and pharmaceuticals industries.

Total operating expenses were $33,112 and $121,440 for the quarters ended March 31, 1996 and 1995, respectively. As explained in Note 3, the Partnership may not pay or reimburse the Managing General Partners for operational costs that aggregate more than 3% of total Limited Partner capital contributions. As a result, operating expenses of $24,261 and $33,111 were absorbed by the Managing General Partners in 1996 and 1995, respectively. In addition, the 1995 expenses included $55,975 in contingent liabilities which was recognized upon completion of Unit sales in May 1995. Had the limitation not been in effect and the contingent liability recognition not occurred in 1995, total operating expenses would have been $57,373 and $98,576 for 1996 and 1995, respectively. The decrease was primarily due to lower overall Partnership activities.

The Partnership incurred management fees of $39,649 and $63,357 during the quarters ended March 31, 1996 and 1995, respectively. The management fee, as defined in the Partnership Agreement, is equal to two percent of total Limited Partners' capital contributions for the first year of Partnership operations through the sixth year. Pursuant to the Partnership Agreement, a full first year fee is paid to the Managing General Partners as each additional Limited Partner is admitted to the Partnership, regardless of the date the Limited Partner is admitted.
In 1995, management fees were higher due to the sale of new Units.

Given the inherent risk associated with the business of the Partnership, the future performance of portfolio company investments may significantly impact future operations.

II.       OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1996.

(b) Financial Data Schedule for the quarter ended and as of March 31, 1996 (Exhibit 27).

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

                         TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  May 10, 1996      By:         /s/Debbie A. Wong
                              -----------------------------------
                                     Debbie A. Wong
                                     Controller