Form 10-Q
period 1996-06-30
TECHNOLOGY FUNDING MEDICAL PARTNERS I L P
filed 1996-08-09
CIK 893755

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1996

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

I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
- --------------

                                      (unaudited)
                                       June 30,         December 31,
                                         1996              1995
                                      ----------        ------------
ASSETS

Equity investments(cost basis of
 $2,734,742 and $2,094,559 in
 1996 and 1995, respectively)         $3,001,506         2,086,082

Cash and cash equivalents              3,179,002         3,948,745

Organizational costs (net of
 accumulated amortization of
 $22,000 and $18,000 in 1996
 and 1995, respectively)                  18,000            22,000
Other Assets                                  --               874
                                       ---------         ---------
     Total                            $6,198,508         6,057,701
                                       =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses $   11,610            20,115
Due to related parties                   165,699            39,486
                                       ---------         ---------
     Total liabilities                   177,309            59,601

Commitments (Notes 3 and 6)

Partners' capital:
 Limited Partners (Units
  outstanding of 79,716
  in both 1996 and 1995)               5,761,540         6,011,161
 General Partners                         (7,105)           (4,584)
 Net unrealized fair value increase
  (decrease) from cost of equity
  investments                            266,764            (8,477)
                                       ---------         ---------
     Total partners' capital           6,021,199         5,998,100
                                       ---------         ---------
        Total                         $6,198,508         6,057,701
                                       =========         =========

See accompanying notes to financial statements.

<PAGE



STATEMENTS OF OPERATIONS (unaudited)
- -----------------------------------


                                   For the Three                    For the Six
                                   Months Ended                    Months Ended
                                      June 30                         June 30
                                ------------------               ---------------

                                 1996           1995            1996             1995
                                 ----           ----            ----             ----
Interest income                 $ 45,821          68,975         97,353        122,166

Costs and expenses:
 Management fees                  39,649          61,298         79,298        124,835
 Individual General Partners'
  compensation                    10,569          10,500         15,765         15,000
 Amortization of organizational
  costs                            2,000           2,000          4,000          4,000
 Operating expenses :
  Administrative and investor
   services                       53,391          48,149         83,028        138,195
  Investment operations           23,386          16,679         39,244         49,661
  Professional fees               24,337          13,918         31,948         35,461
  Computer services               13,987           5,502         18,254         15,482
  Expenses absorbed by General
   Partners                      (25,901)        (19,057)       (50,162)       (52,168)
  Expenses not subject to
   limitation                    128,120              --        128,120             --
                                 -------          ------        -------        -------

     Total operating expenses    217,320          65,191        250,432        186,631
                                 -------          ------        -------        -------

  Total costs and expenses       269,538         138,989        349,495        330,466
                                 -------          ------        -------        -------

Net realized loss               (223,717)        (70,014)     (252,142)       (208,300)

Change in net unrealized fair
  value of equity investments     48,117           1,129       275,241         (10,937)
                                 -------          ------       -------         -------

Net (loss) income              $(175,600)        (68,885)       23,099        (219,237)
                                 =======          ======       =======         =======

Net realized loss per Unit     $      (3)             (1)           (3)             (3)
                                 =======          ======       =======         =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
- -----------------------------------

                                     For the Six Months Ended June 30,
                                     ---------------------------------
                                                1996           1995
                                                ----           ----
Cash flows from operating activities:
 Interest received                            $   94,205       122,166
 Cash paid to vendors                            (67,811)      (72,866)
 Cash paid to related parties                   (159,102)     (272,986)
                                               ---------     ---------

  Net cash used by operating activities         (132,708)     (223,686)
                                               ---------     ---------

Cash flows from investing activities:
 Purchase of equity investments                 (637,035)     (319,631)
                                               ---------     ---------

  Net cash used by investing activities         (637,035)     (319,631)
                                               ---------     ---------

Cash flows from financing activities:
 Proceeds from sale of limited partnership
  interests                                           --     1,865,844
 General Partners' capital contribution               --         1,868
 Distribution of offering period income               --      (123,710)
 Payments for syndication fees                        --      (234,333)
                                               ---------     ---------

  Net cash provided by financing activities           --     1,509,669
                                               ---------     ---------

Net (decrease) increase in cash and
 cash equivalents                               (769,743)      966,352

Cash and cash equivalents at beginning
 of year                                       3,948,745     3,571,768
                                               ---------     ---------

Cash and cash equivalents at June 30          $3,179,002     4,538,120
                                               =========     =========


Reconciliation of net income (loss) to net cash used by operating activities:

Net income (loss)                             $   23,099      (219,237)

Adjustments to reconcile net income (loss)
 to net cash used by operating activities:
  Amortization of organizational costs             4,000         4,000
  Change in net unrealized fair value
   of equity investments                        (275,241)       10,937

Changes in:
  Accounts payable and accrued expenses           (8,505)      (10,128)
  Due to/from related parties                    126,213        (9,258)
  Other changes, net                              (2,274)           --
                                               ---------     ---------

Net cash used by operating activities         $ (132,708)     (223,686)
                                               =========     =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
- ----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of June 30, 1996, and December 31, 1995, and the related Statements of Operations for the three and six months ended June 30, 1996 and 1995, and Statements of Cash Flows for the six months ended June 30, 1996 and 1995, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1995. The following notes to financial statements for activity through June 30, 1996, supplement those included in the Annual Report on Form 10-K. Certain 1995 balances have been reclassified to conform with the 1996 financial statement presentation. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.     Net Realized Loss Per Limited Partner Unit
       ------------------------------------------

Net realized loss per Unit is calculated by dividing total net realized loss allocated to the Limited Partners by the weighted average number of Limited Partner Units outstanding of 79,716 and 70,619 for the six months ended June 30, 1996 and 1995, respectively.

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations and Partners' Capital. Related party costs for the six months ended June 30, 1996 and 1995, were as follows:

                                              1996              1995
                                              ----              ----

Management fees                             $ 79,298           124,835
Syndication fees                                  --           234,333
Individual General Partners' compensation     15,765            15,000
Amortization of organizational costs           4,000             4,000
Reimbursable operating expenses              112,294           176,061
Expenses absorbed by General Partners        (50,162)          (52,168)
Expenses not subject to limitation           128,120                --


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically.

Pursuant to the Partnership Agreement, the Partnership shall reimburse the Managing General Partners for operational costs incurred by the Managing General Partners in conjunction with the business of the Partnership. The Partnership may not pay or reimburse the Managing General Partners for operational costs that aggregate more than 3% of total Limited Partner capital contributions. For the six months ended June 30, 1996 and 1995, the Managing General Partners absorbed $50,162 and $52,168, respectively, in operating expenses. During 1996, it was determined that operational costs paid directly by the Partnership, which had been previously absorbed by the General Partners, are not subject to this limitation; consequently, $128,120 is included in due to related parties. Amounts due to related parties were $152,483 and $26,270 at June 30, 1996, and December 31, 1995, respectively.

Amounts due to related parties for management fees were $13,216 at both June 30, 1996, and December 31, 1995. Pursuant to the Partnership Agreement, a full first year fee is paid to the Managing General Partners as each additional Limited Partner is admitted to the Partnership, regardless of the date the Limited Partner is admitted. In May of 1995, the Partnership closed the offering with 19,076 additional Units sold during early 1995.

During the six months ended June 30, 1995, the Partnership paid Technology Funding Securities Corporation ("TFSC"), the dealer-manager, commissions and fees of $133,618 of which $118,711 was reallowed to participating broker-dealers. In addition, the Partnership also paid $7,424 for the six months ended June 30, 1995, to TFSC for due diligence expenses which TFSC paid to unaffiliated broker-dealers. No such commissions and fees were paid for the same period in 1996.

4.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1995, is in the 1995 Annual Report. Activity from January 1 through June 30, 1996, consisted of

                                                                    January 1 -
                                                                  June 30, 1996
                                                  Principal      ------------------
                                    Investment     Amount or     Cost          Fair
Industry/Company      Position         Date         Shares       Basis         Value
- ----------------      --------      ----------    ----------     -----         -----
Balance at January 1, 1996                                       $2,094,559    2,086,082
                                                                  ---------    ---------

Significant changes:

Biotechnology
- -------------
Acusphere, Inc.       Series B
                      Preferred
                      shares        05/95         125,000                 0       67,500
Acusphere, Inc.       Series C
                      Preferred
                      shares        05/96         163,552           350,001      350,001
CV Therapeutics, Inc. Series G
                      Preferred
                      shares        03/96          19,034            16,368       37,687
CV Therapeutics, Inc. Common
                      share warrant
                      at $.25;
                      expiring
                      03/99         03/96          28,551            21,700       49,964
RedCell, Inc.         Convertible
                      note (1)      02/96         $89,966            92,605       92,605

Diagnostic Equipment
- --------------------
R2 Technology, Inc.   Series A-1
                      Preferred
                      shares        05/94         100,000                 0       84,000
R2 Technology, Inc.   Convertible
                      note (1)      11/95         $33,332           (33,759)     (33,759)
R2 Technology, Inc.   Series B-1
                      Preferred
                      shares        03/96          17,134            34,268       34,268

Pharmaceuticals
- ---------------
Periodontix,          Series A
 Inc.                 Preferred
                      shares        12/93         100,000                 0      100,000
Periodontix,          Series B
 Inc.                 Preferred
                      shares        02/96          67,000           134,000      134,000

                                                                   --------    ---------

Total significant changes during
 the six months ended June 30, 1996                                 615,183      916,266

Other changes, net                                                   25,000         (842)
                                                                  ---------    ---------

Total equity investments at June 30, 1996                        $2,734,742    3,001,506
                                                                  =========    =========

(1)  Convertible notes include accrued interest.  Interest rate on note issued in 1996 was 8%.

Marketable Equity Securities
- ----------------------------

As of June 30, 1996, marketable equity securities had an aggregate cost of $132,313 and an aggregate fair value of $92,596. The unrealized loss at June 30, 1996, did not include gross gains. As of December 31, 1995, there were no marketable equity securities.

Acusphere, Inc.
- -------------------

In May of 1996, the Partnership made an additional investment in the company by purchasing 163,552 Series C Preferred shares for a total cost of $350,001. The pricing of this round indicated a fair value increase of $67,500 for the Partnership's existing investment.

CV Therapeutics, Inc.
- ---------------------

In March of 1996, the Partnership made an additional investment in the company by purchasing 19,034 Series G Preferred shares and a warrant for 28,551 common shares for a total cost of $38,068. The fair values above reflect the valuation of this financing, which resulted in an increase in the change in fair value of $49,583.

Periodontix, Inc.
- -----------------

In February of 1996, the Partnership made an additional investment in the company by purchasing 67,000 Series B Preferred shares for $134,000. The pricing of this round indicated an increase in the change in fair value of $100,000 for the Partnership's existing investment.

R2 Technology, Inc.
- -------------------

In March of 1996, the Partnership purchased 17,134 Series B-1 Preferred shares by converting the November 1995 $33,332 note (including accrued interest of $936). The pricing of this conversion financing round in which third parties participated indicated an increase in the change in fair value of $84,000 for the Partnership's existing investment.

RedCell, Inc.
- -------------

In February of 1996, the Partnership issued $89,966 in convertible notes to the company.

5.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at June 30, 1996, and December 31, 1995, consisted of:

                                             1996            1995
                                             ----            ----
Demand accounts                           $    3,413             606
Money-market accounts                      3,175,589       3,948,139
                                           ---------       ---------
     Total                                $3,179,002       3,948,745
                                           =========       =========

6.     Commitments
       -----------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At June 30, 1996, the Partnership had unfunded commitments as follows:

Type
- ----
Equity investments                           $162,250
Term notes                                    100,000
Venture capital limited partnership
 investments                                   25,000
                                              -------
                                             $287,250
                                              =======

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Liquidity and Capital Resources
- -------------------------------

During the six months ended June 30, 1996, net cash used by operating activities totaled $132,708. The Partnership paid management fees of $79,298 to the Managing General Partners and reimbursed related parties for operating expenses of $64,039. In addition, $15,765 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $67,811 were paid. The Partnership received $94,205 in interest income.

During the six months ended June 30, 1996, the Partnership purchased $637,035 in equity investments mostly in portfolio companies in the biotechnology and pharmaceuticals industries.

Cash and cash equivalents at June 30, 1996, were $3,179,002. At June 30, 1996, the Partnership was committed to fund additional investments totaling $287,250. Interest income earned on short-term investments and operating cash reserves are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
- ---------------------

Current quarter compared to corresponding quarter in the preceding year
- -----------------------------------------------------------------------

Net loss was $175,600 for the three months ended June 30, 1996, compared to $68,885 for the same period in 1995. The increase in net loss was primarily due to a $152,129 increase in total operating expenses, which was partially offset by a $46,988 increase in the change in net unrealized fair value of equity investments.

Total operating expenses were $217,320 for the quarter ended June 30, 1996, compared to $65,191 for the same period in 1995. As explained in
Note 3 to the financial statements, the Managing General Partners absorbed $25,901 and $19,057 during the quarters ended June 30, 1996 and 1995, respectively, and will be reimbursed $128,120 of prior year expenses not subject to the limitation. Had this amount not been recorded as an expense in 1996 and had the limitation not been in effect, total operating expenses would have been $115,101 and $84,248 in the second quarters of 1996 and 1995, respectively. The increase was primarily due to higher professional fees and computer services expenses.

The Partnership recorded increases in fair values of equity investments of $48,117 and $1,129 during the three months ended June 30, 1996 and 1995, respectively. The 1996 increase was primarily due to an increase in a portfolio company in the biotechnology industry.

The Partnership incurred management fees of $39,649 and $61,298 during the quarters ended June 30, 1996 and 1995, respectively. The management fee, as defined in the Partnership Agreement, is equal to two percent of total Limited Partners' capital contributions for the first year of Partnership operations through the sixth year. Pursuant to the Partnership Agreement, a full first year fee is paid to the Managing General Partners as each additional Limited Partner is admitted to the Partnership, regardless of the date the Limited Partner is admitted. In 1995, management fees were higher due to the sale of new Units.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current Six Months Compared to Corresponding Six Months in the
- --------------------------------------------------------------
Preceding Year
- --------------

Net income was $23,099 for the six months ended June 30, 1996, compared to a net loss of $219,237 during the same period in 1995. The change was primarily due to a $286,178 increase in the change in net unrealized fair value of equity investments, which was partially offset by a $63,801 increase in total operating expenses.

The Partnership recorded an increase in fair value of equity investments of $275,241 for the six months ended June 30, 1996, compared to a decrease of $10,937 for the same period in 1995. The 1996 increase was primarily due to increases in portfolio companies in the pharmaceuticals, biotechnology, and diagnostic equipment industries.

Total operating expenses were $250,432 and $186,631 for the six months ended June 30, 1996 and 1995, respectively. As discussed in the above section, the Managing General Partners absorbed $50,162 and $52,168, respectively, and will be reimbursed $128,120 as discussed above. Had this amount not been recorded as an expense in 1996 and had the limitation not been in effect, total operating expenses would have been $172,474 and $238,799 during the six months ended June 30, 1996 and 1995, respectively. The 1995 amount was high primarily due the recognition of $55,975 of the $89,086 contingent liability at December 31, 1994, based on additional Units sold in 1995.

The Partnership recorded management fees of $79,298 and $124,835 during the six months ended June 30, 1996 and 1995, respectively. As discussed above, management fees were higher in 1995 due to the sale of new Units.

The Partnerships recorded interest income of $97,353 and $122,166 for the six months ended June 30, 1996 and 1995, respectively. The decrease was mainly due to lower cash and cash equivalents balances as a result of new and follow-on investments.

II.       OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1996.

(b) Financial Data Schedule for the six months ended and as of June 30, 1996 (Exhibit 27).

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

                         TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  August 9, 1996   By:         /s/Debbie A. Wong
                              -----------------------------------
                                     Debbie A. Wong
                                     Controller