Form 10-Q
period 1996-09-30
TECHNOLOGY FUNDING MEDICAL PARTNERS I L P
filed 1996-11-08
CIK 893755

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1996

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

I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                      (unaudited)
                                     September 30,      December 31,
                                         1996              1995
                                    --------------      ------------
ASSETS

Equity investments (cost basis of
 $3,273,583 and $2,094,559 in
 1996 and 1995, respectively)         $3,599,047         2,086,082

Cash and cash equivalents              2,425,606         3,948,745

Organizational costs (net of
 accumulated amortization of
 $24,000 and $18,000 in 1996
 and 1995, respectively)                  16,000            22,000

Other Assets                               1,761               874
                                       ---------         ---------
     Total                            $6,042,414         6,057,701
                                       =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses $   29,569            20,115
Due to related parties                    16,171            39,486
                                       ---------         ---------
     Total liabilities                    45,740            59,601

Commitments (Notes 3 and 6)

Partners' capital:
 Limited Partners (Units
  outstanding of 79,716
  in both 1996 and 1995)               5,679,147         6,011,161
 General Partners                         (7,937)           (4,584)
 Net unrealized fair value increase
  (decrease) from cost of equity
  investments                            325,464            (8,477)
                                       ---------         ---------
     Total partners' capital           5,996,674         5,998,100
                                       ---------         ---------
        Total                         $6,042,414         6,057,701
                                       =========         =========


See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------


                                     For the Three                   For the Nine
                                     Months Ended                    Months Ended
                                     September 30,                   September 30,
                                -----------------------        ----------------------
                                   1996           1995          1996             1995
                                   ----           ----          ----             ----
Interest income                 $ 43,461          64,523       140,814         186,689

Costs and expenses:
 Management fees                  39,650          39,649       118,948         164,484
 Individual General Partners'
  compensation                     7,519           9,022        23,284          24,022
 Amortization of organizational
  costs                            2,000           2,000         6,000           6,000
 Operating expenses:
  Administrative and investor
   services                       38,039          33,971       121,067         172,166
  Investment operations            8,572          12,952        47,816          62,613
  Professional fees               23,556           5,871        55,504          41,332
  Computer services                7,350           6,921        25,604          22,403
  Expenses absorbed by
   General Partners                   --              --       (50,162)        (52,168)
  Expenses not subject
   to limitation                      --              --       128,120              --
                                 -------         -------       -------         -------

     Total operating expenses     77,517          59,715       327,949         246,346
                                 -------         -------       -------         -------

  Total costs and expenses       126,686         110,386       476,181         440,852
                                 -------         -------       -------         -------

Net realized loss                (83,225)        (45,863)     (335,367)       (254,163)

Change in net unrealized fair
  value of equity investments     58,700              --       333,941         (10,937)
                                 -------         -------       -------         -------

Net loss                        $(24,525)        (45,863)       (1,426)       (265,100)
                                 =======         =======       =======         =======

Net realized loss per Unit      $     (1)             (1)           (4)             (3)
                                 =======         =======       =======         =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                 For the Nine Months Ended September 30,
                                 ---------------------------------------
                                                1996           1995
                                                ----           ----
Cash flows from operating activities:
 Interest received                            $  132,047       186,689
 Cash paid to vendors                            (96,300)      (83,016)
 Cash paid to related parties                   (394,629)     (368,779)
                                               ---------     ---------

  Net cash used by operating activities         (358,882)     (265,106)
                                               ---------     ---------

Cash flows from investing activities:
 Purchase of equity investments               (1,164,257)     (494,763)
                                               ---------     ---------

  Net cash used by investing activities       (1,164,257)     (494,763)
                                               ---------     ---------

Cash flows from financing activities:
 Proceeds from sale of limited partnership
  interests                                           --     1,865,844
 General Partners' capital contribution               --         1,868
 Distribution of offering period income               --      (123,713)
 Payments for syndication fees                        --      (234,333)
                                               ---------     ---------

  Net cash provided by financing activities           --     1,509,666
                                               ---------     ---------

Net (decrease) increase in cash and cash
 equivalents                                  (1,523,139)      749,797

Cash and cash equivalents at beginning
 of year                                       3,948,745     3,571,768
                                               ---------     ---------

Cash and cash equivalents at September 30     $2,425,606     4,321,565
                                               =========     =========


Reconciliation of net loss to net
 cash used by operating activities:

Net loss                                      $   (1,426)     (265,100)

Adjustments to reconcile net loss
 to net cash used by operating activities:
  Amortization of organizational costs             6,000         6,000
  Change in net unrealized fair value
   of equity investments                        (333,941)       10,937

Changes in:
  Accounts payable and accrued expenses            9,454        (4,495)
  Due to/from related parties                    (23,315)      (11,105)
  Other changes, net                             (15,654)       (1,343)
                                               ---------     ---------

Net cash used by operating activities         $ (358,882)     (265,106)
                                               =========     =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of September 30, 1996, and December 31, 1995, and the related Statements of Operations for the three and nine months ended September 30, 1996, and Statements of Cash Flows for the nine months ended September 30, 1996 and 1995, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1995. The following notes to financial statements for activity through September 30, 1996, supplement the notes included in the Annual Report on Form 10-K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.     Net Realized Loss Per Unit
       --------------------------

Net realized loss per Unit is calculated by dividing total net realized loss allocated to the Limited Partners by the weighted average number of Limited Partner Units outstanding of 79,716 and 73,008 for the nine months ended September 30, 1996 and 1995, respectively.

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 1996 and 1995, were as follows:

                                              1996              1995
                                              ----              ----

Management fees                             $118,948           164,484
Syndication fees                                  --           234,333
Individual General Partners' compensation     23,284            24,022
Amortization of organizational costs           6,000             6,000
Reimbursable operating expenses              158,820           221,336
Expenses absorbed by General Partners        (50,162)          (52,168)
Expenses not subject to limitation           128,120                --


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically.

Pursuant to the Partnership Agreement, the Partnership shall reimburse the Managing General Partners for operational costs incurred by the Managing General Partners in conjunction with the business of the Partnership. The Partnership may not pay or reimburse the Managing General Partners for operational costs that aggregate more than 3% of total Limited Partner capital contributions. For the nine months ended September 30, 1996 and 1995, the Managing General Partners absorbed $50,162 and $52,168, respectively, in operating expenses. During 1996, it was determined that operational costs paid directly by the Partnership, which had previously been absorbed by the General Partners, were not subject to this limitation; consequently, $128,120 was reimbursed to related parties. Amounts due to related parties were $2,955 and $26,270 at September 30, 1996, and December 31, 1995,
respectively.

Amounts due to related parties for management fees were $13,216 at both September 30, 1996, and December 31, 1995. Pursuant to the Partnership Agreement, a full first year fee is paid to the Managing General Partners as each additional Limited Partner is admitted to the Partnership, regardless of the date the Limited Partner is admitted. In May of 1995, the Partnership closed the offering with 19,076 additional Units sold during early 1995.

During the nine months ended September 30, 1995, the Partnership paid Technology Funding Securities Corporation ("TFSC"), the dealer-manager, commissions and fees of $133,618 of which $118,711 was reallowed to participating broker-dealers. In addition, the Partnership also paid $7,424 for the nine months ended September 30, 1995, to TFSC for due diligence expenses which TFSC paid to unaffiliated broker-dealers. No such commissions and fees were paid for the same period in 1996.

4.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1995, is in the 1995 Annual Report. Activity from January 1 through September 30, 1996, consisted of


                                                                     January 1-
                                                                 September 30, 1996
                                                  Principal      ------------------
                                    Investment     Amount or     Cost          Fair
Industry/Company      Position         Date         Shares       Basis         Value
----------------      --------      ----------    ----------     -----         -----
Balance at January 1, 1996                                       $2,094,559    2,086,082
                                                                  ---------    ---------

Significant changes:

Biotechnology
-------------
Acusphere, Inc.       Series B
                      Preferred
                      shares        05/95         125,000                 0       67,500
Acusphere, Inc.       Series C
                      Preferred
                      shares        05/96         163,552           350,001      350,001
CV Therapeutics, Inc. Series G
                      Preferred
                      shares        03/96          19,034            16,368       38,068
CV Therapeutics, Inc. Common
                      share warrant
                      at $.25;
                      expiring
                      03/99         03/96          28,551            21,700       49,964
Prolinx, Inc.         Series A
                      Preferred
                      shares        09/96         156,000           156,000      156,000
RedCell, Inc.         Convertible
                      note (1)      02/96         $89,966            94,444       94,444
RedCell, Inc.         Convertible
                      note (1)      07/96         $71,973            73,221       73,221

Medical/Diagnostic Equipment
----------------------------
Endocare, Inc.        Common
                      shares        08/96           2,000             6,000        5,980
Endocare, Inc.        Common
                      share
                      warrant
                      at $3.00
                      expiring
                      08/01         08/96          30,000                 0       29,406
Endocare, Inc.        Convertible
                      note (1)      08/96        $150,000           152,400      152,400
R2 Technology, Inc.   Series A-1
                      Preferred
                      shares        05/94         100,000                 0       84,000
R2 Technology, Inc.   Convertible
                      note (1)      11/95         $33,332           (33,759)     (33,759)
R2 Technology, Inc.   Series B-1
                      Preferred
                      shares        03/96          17,134            34,268       34,268

Health Information Systems
--------------------------
CareCentric           Series B
 Solutions, Inc.      Preferred
                      shares        09/96          76,764           130,499      130,499

Pharmaceuticals
---------------
Periodontix,          Series A
 Inc.                 Preferred
                      shares        12/93         100,000                 0      100,000
Periodontix,          Series B
 Inc.                 Preferred
                      shares        02/96          67,000           134,000      134,000

                                                                  ---------    ---------

Total significant changes during
 the nine months ended September 30, 1996                         1,135,142    1,465,992

Other changes, net                                                   43,882       46,973
                                                                  ---------    ---------

Total equity investments at September 30, 1996                   $3,273,583    3,599,047
                                                                  =========    =========

(1)  Convertible notes include accrued interest.  Interest rates on notes issued in 1996 ranged from 8% to 16%.

Marketable Equity Securities
----------------------------

At September 30, 1996, marketable equity securities had an aggregate cost of $135,442 and an aggregate fair value of $111,325. The unrealized loss at September 30, 1996, did not include gross gains. At December 31, 1995, there were no marketable equity securities.

Acusphere, Inc.
-------------------

In May of 1996, the Partnership made an additional investment in the company by purchasing 163,552 Series C Preferred shares for $350,001. The pricing of this round indicated a fair value increase of $67,500 for the Partnership's existing investment.

CV Therapeutics, Inc.
---------------------

In March of 1996, the Partnership made an additional investment in the company by purchasing 19,034 Series G Preferred shares and a warrant for 28,551 common shares for a total cost of $38,068. The fair values above reflect the valuation of this financing, which resulted in an increase in the change in fair value of $49,964.

CareCentric Solutions, Inc.
---------------------------
In September of 1996, the Partnership made an additional investment in the company by purchasing 76,764 Series B Preferred shares for $130,499. The pricing of this round, in which third parties participated, indicated an increase in the change in fair value of $13,333 for the Partnership's existing investment.

Endocare, Inc.
--------------

In August of 1996, the Partnership issued $150,000 in convertible notes receivable to the company and received a warrant to purchase 30,000 common shares. The Partnership also received 2,000 common shares of Endocare, Inc., in lieu of loan fees. At September 30, 1996, the Partnership recorded an increase in the change in fair value of $29,386 to reflect the publicly-traded market price of its common stock and warrant investments; the fair value of which was adjusted to reflect a discount for restricted securities.

Periodontix, Inc.
-----------------

In February of 1996, the Partnership made an additional investment in the company by purchasing 67,000 Series B Preferred shares for $134,000. The pricing of this round indicated an increase in the change in fair value of $100,000 for the Partnership's existing investment.

Prolinx, Inc.
-------------

In September of 1996, the Partnership made an additional investment in the company by purchasing 156,000 Series A Preferred shares for $156,000.

R2 Technology, Inc.
-------------------

In March of 1996, the Partnership purchased 17,134 Series B-1 Preferred shares by converting the November, 1995, $33,332 note (including accrued interest of $936). The pricing of this conversion financing round in which third parties participated, indicated an increase in the change in fair value of $84,000 for the Partnership's existing investment.

RedCell, Inc.
-------------

In February and July of 1996, the Partnership issued $89,966 and
$71,973, respectively in convertible notes receivable to the company. Each note bears an interest rate of 8% and matures in December of 1996.

5.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at September 30, 1996, and December 31, 1995, consisted of:

                                             1996            1995
                                             ----            ----

Demand accounts                           $    2,744             606
Money-market accounts                      2,422,862       3,948,139
                                           ---------       ---------

     Total                                $2,425,606       3,948,745
                                           =========       =========



6.     Commitments
       -----------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At September 30, 1996, the Partnership had unfunded commitments as follows:


Type
----
Equity investments                                         $175,000
Term notes                                                  150,000
Venture capital limited partnership investment               12,500
                                                           --------
  Total                                                    $337,500
                                                           ========


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 1996, net cash used by operating activities totaled $358,882. The Partnership paid management fees of $118,948 to the Managing General Partners and reimbursed related parties for operating expenses of $252,397. In addition, $23,284 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $96,300 were paid. The
Partnership received $132,047 in interest income.

During the nine months ended September 30, 1996, the Partnership purchased $1,164,257 in equity investments mostly in portfolio companies in the biotechnology and medical/diagnostic equipment industries.

Cash and cash equivalents at September 30, 1996, were $2,425,606. At September 30, 1996, the Partnership was committed to fund additional investments totaling $337,500. Interest income earned on short-term investments and operating cash reserves are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net loss was $24,525 for the three months ended September 30, 1996, compared to $45,863 for the same period in 1995. The decrease in net loss was primarily due to a $58,700 increase in the change in net unrealized fair value of equity investments.

During the quarter ended September 30, 1996, the $58,700 increase in equity investments fair value was primarily attributable to a portfolio company in the medical/diagnostic equipment industry. There was no such increase recorded during the same period in 1995.

The Partnership recorded interest income of $43,461 and $64,523 during the three months ended September 30, 1996 and 1995, respectively. The decrease was primarily due to lower cash and cash equivalents balances in 1996 which resulted from new and follow-on investments.

Total operating expenses were $77,517 for the quarter ended September 30, 1996, compared to $59,715 for the same period in 1995. The increase from the same quarter in 1995 was mainly due to higher professional fees.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current nine months compared to corresponding nine months in the
----------------------------------------------------------------
preceding year
--------------

Net loss was $1,426 for the nine months ended September 30, 1996, compared to $265,100 during the same period in 1995. The decrease in net loss was primarily due to a $344,878 increase in the change in net unrealized fair value of equity investments and a $45,536 decrease in management fees. These changes were partially offset by a $81,603 increase in total operating expenses and a $45,875 decrease in interest income.

During the nine months ended September 30, 1996, the $333,941 increase in equity investments fair value was substantially attributable to increases in portfolio companies in the biotechnology, medical/diagnostic equipment, and pharmaceuticals industries. There was no such increase recorded during the same period in 1995.

The Partnership recorded management fees of $118,948 and $164,484 during the nine months ended September 30, 1996 and 1995, respectively.
Management fees were higher in 1995 due to Unit sales.

Total operating expenses were $327,949 and $246,346 for the nine months ended September 30, 1996 and 1995, respectively. The Managing General Partners absorbed $50,162 and $52,168, respectively, as the 3% cap limitation discussed in Note 3 to the financial statements was in effect in both years. In addition, the Managing General Partners were reimbursed $128,120 of prior year expenses not subject to the limitation. Had this amount not been recorded as an expense in 1996 and had the limitation not been in effect, total operating expenses would have been $249,991 and $298,514 during the nine months ended September 30, 1996 and 1995, respectively. The 1995 amount was higher primarily due to the recognition of $55,975 of the $89,086 contingent liability at December 31, 1994, based on additional Units sold in 1995.

The Partnership recorded interest income of $140,814 and $186,689 for the nine months ended September 30, 1996 and 1995, respectively. The decrease was mainly due to lower cash and cash equivalents balances in 1996 resulting from new and follow-on investments.




II.       OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1996.

(b) Financial Data Schedule for the nine months ended and as of September 30, 1996 (Exhibit 27).

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

                         TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  November 8, 1996 By:         /s/Debbie A. Wong
                              -----------------------------------
                                     Debbie A. Wong
                                     Controller