Form 10-K
period 1996-12-31
TECHNOLOGY FUNDING MEDICAL PARTNERS I L P
filed 1997-03-24
CIK 893755

                            UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For The Fiscal Year Ended December 31, 1996

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                  [   ]
No active market for the units of limited partnership interests ("Units") exists, and therefore the market value of such Units cannot be determined.
Documents incorporated by reference: Portions of the Prospectus dated May 3, 1993, forming a part of Registration Statement No. 33-54002, as modified by Cumulative Supplement No. 4 dated January 4, 1995, filed pursuant to Rule 424(c) of the General Rules and Regulations under the Securities Act of 1933 are incorporated by reference in Parts I and III hereof.

                                   PART I

Item 1.  BUSINESS
------   --------

Technology Funding Medical Partners I, L.P. (the
"Partnership") is a limited partnership organized under the laws of the State of Delaware on September 3, 1992, and was inactive until it commenced the sale of Units in May of 1993. The purpose of the Partnership is to make venture capital investments in emerging growth companies as described in the "Introductory Statement" and "Business of the Partnership" sections of the Prospectus dated May 3, 1993. The Partnership has elected to be a business development company under the Investment Company
Act of 1940, as amended (the "Act"), and operates as a non-diversified investment company as that term is defined in the Act. Additional characteristics of the Partnership's business are discussed in the "Risk
Factors" and "Conflicts of Interest" sections of the Prospectus, which sections are also incorporated herein by reference. The Partnership Agreement provides that the Partnership will terminate December 31, 2002, subject to the right of the Individual General Partners to extend the term for up to two additional two-year periods.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

No matter was submitted to a vote of the holders of units of limited partnership interests ("Units") during 1996.
PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
------   -------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

        (a) There is no established public trading market for the Units.

        (b) At December 31, 1996, there were 830 record holders of Units.

        (c) The Registrant, being a partnership, does not pay dividends. Cash distributions, however, may be made to the partners in the Partnership pursuant to the Registrant's Partnership Agreement.



Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                    For the Years Ended and As of December 31,
                                    ------------------------------------------
                                    1996          1995         1994        1993
                                    ----          ----         ----        ----


Interest income               $  178,979       245,800      132,394      16,706
Net operating loss              (410,597)     (328,499)    (188,769)   (113,431)
Net realized loss from
 sales of equity investments      (1,876)           --           --          --
Net realized loss               (412,473)     (328,499)    (188,769)   (113,431)
Change in net unrealized
 fair value of
 equity investments              377,961        (8,447)          --          --
Net loss                         (34,512)     (336,976)    (188,769)   (113,431)
Net realized loss
  per Unit                            (5)           (4)          (4)        (12)
Total assets	                   6,019,828     6,057,701    4,876,769   2,597,416
Distributions declared                --        77,789      132,394      16,706
Distributions declared
  per Unit (1)                        --             1            3           2

(1)  Calculation is based distributions declared to Limited Partners divided by weighted average number of Units outstanding during the year.


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

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------

Liquidity and Capital Resources
-------------------------------

During 1996, net cash used by operating activities
totaled $430,685.  The Partnership paid management fees
of $158,597 to the Managing General Partners and paid
related parties for operating expenses of $290,346.  In
addition, $31,138 was paid to the Individual General
Partners as compensation for their services.  The
Partnership paid other operating expenses of $111,299 and
received $160,695 in interest income.
During 1996, the Partnership purchased $1,533,007 in
equity investments mostly in the biotechnology and
medical/diagnostic equipment industries.  At December 31,
1996, the Partnership was committed to fund additional
investments totaling $462,500.
During 1996, CV Therapeutics, Inc., completed its initial
public offering ("IPO").  Although the Partnership's
holdings are subject to selling restrictions, the IPO
indicates potential future liquidity for this investment.
Cash and cash equivalents at December 31, 1996, were
$1,985,053.  Interest income earned on short-term
investments and operating cash reserves are expected to
be adequate to fund Partnership operations through the
next twelve months.
Results of Operations
---------------------

1996 compared to 1995
---------------------

Net loss was $34,512 for 1996 compared to $336,976 in 1995. The decrease in net loss was primarily due to a $386,438 increase in the change in net unrealized fair value of equity investments and a $45,537 decrease in management fees. These changes were partially offset by a $66,821 decrease in interest income and a $61,251 increase in total operating expenses.

The Partnership recorded an increase in equity investment fair value of $377,961 in 1996, compared to a decrease of $8,477 in 1995. The 1996 increase was primarily attributable to increases in portfolio companies in the pharmaceuticals industry, partially offset by decreases in the biotechnology industry.

The Partnership recorded management fees of $158,597 and $204,134 for the years ended December 31, 1996 and 1995, respectively. Management fees are equal to two percent of total Limited Partner capital contributions for the first year of Partnership operations through the sixth year. Pursuant to the Partnership Agreement, a full first year fee is paid to the Managing General Partners as each additional Limited Partner is admitted to the Partnership, regardless of the date the Limited Partner is admitted. Management fees were higher in 1995 due to Unit sales.

The Partnership recorded interest income of $178,979 and $245,800 for the years ended December 31, 1996 and 1995, respectively. The decrease was mainly due to lower cash and cash equivalents balances in 1996 resulting from new and follow-on investments.

Total operating expenses were $391,841 and $330,590 for 1996 and 1995, respectively. As disclosed in Note 3 to the financial statements, a determination was made in 1996 that certain operational costs paid directly by the Partnership, which had previously been absorbed by the General Partners, were not subject to the 3% operational expense reimbursement limitation. Accordingly, $128,120 was reimbursed by the Partnership. In 1995, operating cost allocations to the Partnership were reevaluated, resulting in $52,403 of additional expenses in 1995 of which $25,790 related to prior years. If the $25,790 had been recorded in prior years, operating expenses (before expenses absorbed by General Partners and expenses previously absorbed by General Partners of $128,120) would have been $317,731 and $382,758 for 1996 and 1995, respectively. The 1995 amount was higher due to the recognition of the $89,086 contingent liability at December 31, 1994, which was reflected in 1995 operating expenses based on additional Units sold in 1995.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

1995 compared to 1994
---------------------

Net loss was $336,976 for 1995 compared to $188,769 in 1994. The increase in net loss was primarily due to a $134,288 increase in total operating expenses as well as a $116,273 increase in management fees. These changes were partially offset by a $113,406 increase in interest income.

Total operating expenses were $330,590 and $196,302 for 1995 and 1994, respectively. As disclosed above, the 1995 amount included $52,403 of which $25,790 related to prior years as expense allocations were reevaluated. If the $25,790 had been recorded in prior years, operating expenses (before expenses absorbed by General Partners) would have been $382,758 and $219,538 for 1995 and 1994, respectively. The increase in 1995 was primarily due to the recognition in 1995, of the $89,086 contingent liability at December 31, 1994, based on additional Units sold in 1995.
The Partnership recorded management fees of $204,134 and $87,861 during 1995 and 1994, respectively. As disclosed above, management fees increased in 1995 due to Unit sales.
The Partnership recorded interest income of $245,800 and $132,394 for 1995 and 1994, respectively. The increase was mainly due to a higher average cash and cash equivalents balance in 1995 compared to 1994 from Unit sales.

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

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 1996, the Partnership incurred $158,597 in management fees. The fees are designed to compensate the Managing General Partners for General Partner Overhead incurred in performing management duties for the Partnership through December 31, 1996. General Partner
Overhead (as defined in the Partnership Agreement) includes the General Partners' share of rent and utilities, and certain salaries and benefits paid by the Managing General Partners in performing their obligations to the Partnership. As compensation for their services, the Individual General Partners each receive $6,000 annually beginning on the Commencement Date, plus $1,000 for each attended meeting of the Individual General
Partners, and related expenses.  For the year ended
December 31, 1996, $31,138 of such fees were paid.

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

                                   PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------  -------------------------------------------------------
         FORM 8-K
         --------

         (a)  List of Documents filed as part of this Annual
Report on Form 10-K

             (1) Financial Statements - the following financial statements are filed as a part of this Report:

                  Independent Auditors' Report
                  Balance Sheets as of December 31, 1996
                    and 1995
                  Statements of Operations for the years
                    ended December 31, 1996, 1995 and 1994
                  Statements of Partners' Capital for the years
                    ended December 31, 1996, 1995 and 1994
                  Statements of Cash Flows for the years
                    ended December 31, 1996, 1995 and 1994
                  Notes to Financial Statements

             (2)  Financial Statement Schedules

All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

             (3)  Exhibits

Registrant's Amended and Restated Limited
Partnership Agreement (incorporated by reference to Exhibit A to Registrant's Prospectus dated
May 3, 1993, included in Registration Statement
No. 33-54002 filed pursuant to Rule 424(b) of the General Rules and Regulations under the Securities Act of 1933).

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1996.

         (c) Financial Data Schedule for the year ended and as of December 31, 1996 (Exhibit 27).

                   INDEPENDENT AUDITORS' REPORT
                   ----------------------------

The Partners
Technology Funding Medical Partners I, L.P.:


We have audited the accompanying balance sheets of Technology Funding Medical Partners I, L.P. (a Delaware limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain securities owned, by correspondence with the individual investee companies, and a physical examination of those securities held by a safeguarding agent as of December 31, 1996 and 1995. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Medical Partners I, L.P. as of December 31,
1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended
December 31, 1996, in conformity with generally accepted accounting principles.



San Francisco, California                 /S/KPMG Peat Marwick LLP
March 21, 1997

BALANCE SHEETS
--------------

                                                  December 31,
                                           ----------------------
                                                  1996       1995
                                                  ----       ----

ASSETS

Equity investments (cost basis of
 $3,649,974 and $2,094,559 in 1996
 and 1995, respectively)                    $4,019,458  2,086,082

Cash and cash equivalents                    1,985,053  3,948,745

Organizational costs (net of accumulated
 amortization of $26,000 and $18,000
 in 1996 and 1995, respectively)                14,000     22,000

Other Assets                                     1,317        874
                                             ---------  ---------

     Total                                  $6,019,828  6,057,701
                                             =========  =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses       $   27,548     20,115

Due to related parties                          28,692     39,486

                                              --------  ---------

     Total liabilities                          56,240     59,601

Commitments (Notes 3 and 7)

Partners' capital:
  Limited Partners
   (Units outstanding of 79,716
    for both 1996 and 1995)                  5,602,813  6,011,161
  General Partners                              (8,709)    (4,584)
  Net unrealized fair value increase
   (decrease)from cost of equity
    investments                                369,484     (8,477)
                                             ---------  ---------

     Total partners' capital                 5,963,588  5,998,100
                                             ---------  ---------

     Total                                  $6,019,828  6,057,701
                                             =========  =========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
------------------------


                                 For the Years Ended December 31,
                                 --------------------------------
                                  1996          1995         1994
                                  ----          ----         ----

Interest income              $ 178,979       245,800      132,394

Costs and expenses:
  Management fees              158,597       204,134       87,861
  Individual General
   Partners' compensation       31,138        31,575       29,000
  Amortization of
   organizational costs          8,000         8,000        8,000
  Operating expenses:
    Administrative and
     investor services         154,880       252,565      118,544
    Investment operations       62,721        78,333       48,581
    Computer services           38,897        29,172       10,357
    Professional fees           61,233        48,478       18,820
    Expenses absorbed by
     General Partners          (54,010)      (77,958)          --
    Expenses previously
     absorbed by General
     Partners                  128,120            --           --
                               -------       -------       ------

       Total operating
         expenses              391,841       330,590      196,302
                               -------       -------      -------

         Total costs and
           expenses            589,576       574,299      321,163
                               -------       -------      -------

Net operating loss            (410,597)     (328,499)    (188,769)

Net realized loss from sales
  of equity investments         (1,876)           --           --
                               -------       -------      -------
Net realized loss             (412,473)     (328,499)    (188,769)

Change in net unrealized fair
 value of equity investments   377,961        (8,477)          --
                               -------       -------      -------

Net loss                     $ (34,512)     (336,976)    (188,769)
                               =======       =======      =======

Net realized loss per Unit   $      (5)           (4)          (4)
                               =======       =======      =======

See accompanying notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 1996, 1995 and 1994:

                                                          Net Unrealized
                                                        Fair Value (Decrease)
                               Limited      General    Increase from Cost of
                               Partners     Partners    Equity Investments      Total
                               --------     --------    ------------------      -----



Partners' capital,
 December 31, 1993             $2,548,510        486             --         2,548,996

Sales of partnership interests  2,980,900      2,983             --         2,983,883

Syndication fees                 (430,591)    (1,639)            --          (432,230)

Distributions of Offering
 Period income                   (131,070)    (1,324)            --          (132,394)

Net realized loss                (186,881)    (1,888)            --          (188,769)
                                ---------      -----        -------         ---------

Partners' capital,
 December 31, 1994              4,780,868     (1,382)            --         4,779,486

Sales of partnership
 interests                      1,865,844      1,868             --         1,867,712

Syndication fees                 (233,326)    (1,007)            --          (234,333)

Distributions of Offering
 Period income                    (77,011)      (778)            --           (77,789)

Change in net unrealized fair
 value of equity investments           --         --         (8,477)           (8,477)

Net realized loss                (325,214)    (3,285)            --          (328,499)
                                ---------      -----        -------          --------

Partners' capital,
 December 31, 1995              6,011,161     (4,584)        (8,477)        5,998,100

Change in net unrealized fair
 value of equity investments           --         --        377,961           377,961

Net realized loss                (408,348)    (4,125)            --          (412,473)
                                ---------      -----        -------          --------

Partners' capital,
 December 31, 1996             $5,602,813     (8,709)       369,484         5,963,588
                                =========      =====        =======         =========


See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
------------------------


                                             For the Years Ended December 31,
                                             --------------------------------
                                             1996          1995          1994
                                             ----          ----          ----


Cash flows from operating activities:
  Interest received                      $   160,695       245,373       132,394
  Cash paid to vendors                      (111,299)      (92,428)      (74,558)
  Cash paid to related parties              (480,081)     (466,503)     (218,960)
                                           ---------     ---------     ---------

    Net cash used by operating activities   (430,685)     (313,558)     (161,124)
                                           ---------     ---------     ---------

Cash flows from investing activities:
  Purchase of equity investments          (1,533,007)     (819,131)   (1,175,001)
                                           ---------     ---------     ---------

    Net cash used by investing activities (1,533,007)     (819,131)   (1,175,001)
                                           ---------     ---------     ---------

Cash flows from financing activities:
  Proceeds from sales of limited
    partnership interests                         --     1,865,844     2,980,900
  General Partners' capital contribution          --         1,868         2,983
  Distributions of Offering Period income         --      (123,713)     (103,176)
  Payments for syndication fees and
    organizational costs                          --      (234,333)     (432,230)
                                           ---------     ---------     ---------

    Net cash provided by financing
     activities                                   --     1,509,666     2,448,477
                                           ---------     ---------     ---------

Net (decrease) increase in cash and
 cash equivalents                         (1,963,692)      376,977     1,112,352

Cash and cash equivalents
 at beginning of year                      3,948,745     3,571,768     2,459,416
                                           ---------     ---------     ---------

Cash and cash equivalents
 at end of year                          $ 1,985,053     3,948,745     3,571,768
                                           =========     =========     =========

Reconciliation of net loss to net cash
 used by operating activities:

Net loss                                 $   (34,512)     (336,976)     (188,769)

Adjustments to reconcile net loss
 to net cash used by operating activities:

   Amortization of organizational costs        8,000         8,000         8,000
   Change in net unrealized fair value
    of equity investments                   (377,961)        8,477            --
   Net realized loss from sales
    of equity investments                      1,876            --            --

Changes in:
   Accounts payable and accrued expenses       1,433           899         1,210
   Due to related parties                    (10,794)        7,343        18,435
   Other, net                                (18,727)       (1,301)           --
                                           ---------     ---------     ---------

Net cash used by operating activities    $  (430,685)     (313,558)     (161,124)
                                           =========     =========     =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.  Summary of Significant Accounting Policies
    ------------------------------------------

Organization
------------

Technology Funding Medical Partners I, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware on September 3, 1992. The purpose of the Partnership is to make venture capital investments in emerging growth companies. The Partnership elected to be a business development company under the Investment Company Act of 1940, as amended (the "Act"), and operates as a non-diversified investment company as that term is defined in the Act. The Managing General Partners are Technology Funding Ltd. ("TFL"), and Technology Funding Inc. ("TFI"), a wholly-owned subsidiary of TFL. There are also three Individual General Partners. A former wholly-owned subsidiary of TFI, Technology Funding Securities Corporation ("TFSC"), was the dealer-manager for the offering.

For the period from September 3, 1992, through May 3, 1993, the Partnership was inactive. The Partnership's registration statement was declared effective by the Securities and Exchange Commission on May 3, 1993, and the Partnership began selling units of limited partnership interests ("Units") in May of 1993.

On October 8, 1993, the Commencement Date, the minimum number of Units required to begin Partnership operations (12,000) had been sold. The offering terminated with 79,716 Units sold on May 3, 1995. The Partnership Agreement provides that the Partnership will continue until December 31, 2002, unless further extended for up to two additional two-year periods from such date if the Individual General Partners so determine or unless sooner dissolved.

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

The financial statements include marketable and non-marketable investments of $4,019,458 and $2,086,082 (67% and 35% of partners' capital) as of December 31, 1996 and 1995, respectively. For the non-marketable investments, the Managing General Partners have estimated the fair value of such investments in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for investments existed, and the differences could be material. In addition, for certain publicly traded investments that may not be marketable due to selling restrictions, the Managing General Partners have applied an illiquidity discount of up to 33% in determining fair value as discussed below.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents are principally comprised of cash invested in demand accounts, money market instruments, and commercial paper and are stated at cost plus accrued interest. The Partnership considers all money market, commercial paper, and short-term investments with an original maturity of three months or less to be cash equivalents.

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

Organizational costs of $40,000 are amortized over 60 months using the straight-line method.

Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting. The difference in the total book and tax cost basis as of December 31, 1996, is not material.

Net Realized Income (Loss) Per Unit
-----------------------------------

Net realized income (loss) per Limited Partner Unit is calculated by dividing the weighted average number of Limited Partner Units outstanding for the years ended December 31, 1996, 1995 and 1994, of 79,716, 74,425 and 44,272, respectively, into total net realized loss allocated to the Limited Partners. The Managing General Partners contributed 0.1% of total Limited Partner capital contribution and did not receive any Partnership units.

Equity Investments
------------------

The Partnership's method of accounting for investments, in accordance with generally accepted accounting principles, is the fair value basis used for investment companies. The fair value of Partnership equity investments is their initial cost basis with changes as noted below:

The fair value for publicly-traded equity investments (marketable equity securities) is based upon the five-day-average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Certain publicly-traded equity investments may not be marketable due to selling restrictions. For publicly-traded equity investments with selling restrictions, an illiquidity discount of up to 33% is applied when determining the fair value; the actual discount percentage is based on the type and length of the restrictions. Sales of equity investments are recorded on the trade date. The basis on which cost is determined in computing realized gains or losses is generally specific identification.

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

Non-cash Exercise of Warrants
-----------------------------

Periodically, the Partnership may acquire stock through the non-cash exercise of warrants. Upon the non-cash exercise of warrants, the Partnership recorded a net realized loss of $1,876 in 1996, as a result of the underlying stock prices at the date of exercise. This amount is included in net realized loss from sales of equity investments. During 1995 and 1994, there were no such transactions.

2.  Change in Net Unrealized Fair Value of Equity Investments
    ---------------------------------------------------------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Change in net unrealized fair value of equity investments." The table below discloses details of the changes:


                              For the Years Ended December 31,
                            -------------------------------------

                                  1996          1995         1994
                                  ----          ----         ----

Decrease in fair value
 from cost of marketable
 equity securities           $(337,773)          --            --

Increase (decrease) in fair
 value from cost of
 non-marketable
 equity securities             707,257       (8,477)           --
                              --------        -----        ------

  Net unrealized fair
   value increase (decrease)
   from cost at end of year    369,484       (8,477)           --

  Net unrealized fair
   value decrease from
   cost at beginning of
   year                         (8,477)          --            --
                              --------        -----        ------

Change in net unrealized
 fair value of equity
 investments                 $ 377,961       (8,477)           --
                              ========        =====        ======


3.  Related Party Transactions
    --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations and Partners' Capital. For the years ended December 31, 1996, 1995 and 1994, related party costs were as follows:

                                       1996        1995       1994
                                       ----        ----       ----

  Management fees                    $158,597    204,134     87,861
  Syndication fees                         --    234,333    432,230
  Individual General Partners'
   compensation                        31,138     31,575     29,000
  Amortization of organizational
   costs                                8,000      8,000      8,000
  Reimbursable operating expenses:
    Administrative and investor
     services                         114,191    216,113     66,165
    Investment operations              52,354     70,810     44,012
    Computer services                  38,897     29,172     10,357
    Expenses absorbed by
     General Partners                 (54,010)   (77,958)        --
    Expenses previously absorbed
     by General Partners              128,120         --         --

Management fees are equal to two percent of the total Limited Partner capital contributions for the first year of Partnership operations through the sixth year. Beginning in the seventh year, management fees will decline by ten percent per year from the initial two percent. Management fees compensate the Managing General Partners solely for General Partner overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. Pursuant to the Partnership Agreement, a full first year fee is paid to the Managing General Partners as each additional Limited Partner is admitted to the Partnership, regardless of the date the Limited Partner is admitted. Management fees payable were $13,216 at both December 31, 1996 and 1995.

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

Also included in the syndication fees are commissions and fees paid to Technology Funding Securities Corporation (TFSC), the dealer-manager. During the year ended December 31, 1995, the Partnership paid commissions and fees of $133,618 of which $118,711 was reallowed to participating broker-dealers. In addition, the Partnership also paid $7,424 in 1995, to TFSC for due diligence expenses (up to one-half of one percent of total Limited Partner capital contributions) that TFSC paid to unaffiliated broker-dealers. No such commissions and fees were paid in 1996.

Pursuant to the Partnership Agreement, the Partnership shall reimburse the Managing General Partners for operational costs incurred by the Managing General Partners in conjunction with the business of the Partnership. The Partnership may not pay or reimburse the Managing General Partners for operational costs that aggregate more than 3% of total Limited Partner capital contributions of the Partnership in each year through the first five years of operations after the termination of Unit sales, and 1.5% in any year thereafter. For purposes of this limitation, the Partnership's operating year begins on May 3. In 1996 and 1995, the Managing General Partners absorbed $54,010 and $77,958, respectively, in operating expenses. In 1996, it was determined that certain operational costs paid directly by the Partnership, which had previously been absorbed by the General Partners, were not subject to this limitation; consequently, $128,120 was reimbursed to the General Partners. Amounts due to related parties were $15,476 and $26,270 at December 31, 1996 and 1995, respectively.

Reimbursable operating expenses include expenses (other than Organizational and Offering expenses and General Partner overhead) such as administrative and investor services, investment operations, and computer services. During late 1995, operating cost allocations to the Partnership were reevaluated. The Managing General Partners determined that they had not fully recovered allocable overhead as permitted by the Partnership Agreement. As a result, the Partnership was charged additional administrative and investor services costs of $52,403 that was not previously recognized by the Partnership. This amount consisted of $26,613, $23,236 and $2,554 for 1995, 1994 and prior years, respectively.
If this charge had been recorded in prior years, operating expenses (before expenses absorbed by General Partners and expenses not subject to limitation) would have been $317,731, $382,758, and $219,538 for 1996, 1995 and 1994, respectively.

As compensation for their services, the Individual General Partners each receives $6,000 annually beginning on the Commencement Date, plus $1,000 for each of the management committee meetings attended and related expenses. The three Individual General Partners each own 20 Units.

Under the terms of a computer service agreement, the Partnership recognized charges from Technology Administrative Management, a division of TFL, for its share of computer support costs. These amounts are included in computer services expense.

4.  Allocation of Profits and Losses
    --------------------------------

Net realized profit and loss of the Partnership are allocated based on the beginning of year partners' capital balances as follows:

(a)   Profits:

(i) first, to those partners with deficit capital account balances in proportion to such deficits until the deficits have been eliminated; then

(ii) second, to the partners as necessary to offset net loss and sales commissions previously allocated to such partners; then

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

(b)   Losses:

(i) first, to the partners as necessary to offset net profit previously allocated to the partners under
(a)(iii) above plus losses from unaffiliated venture capital limited partnership investments; then

(ii) 99% to the Limited Partners as a group and 1% to the Managing General Partners.


Losses allocable to Limited Partners in excess of their capital account balances will be allocated to the Managing General
Partners. Net profit thereafter, otherwise allocable to those Limited Partners, is allocated to the Managing General Partners to the extent of such losses.

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


5.  Equity Investments
    ------------------

At December 31, 1996 and 1995, equity investments consisted of:


                                                      December 31, 1996   December 31, 1995
                                        Principal    ------------------   -----------------
                             Investment Amount or     Cost       Fair      Cost        Fair
Industry/Company    Position    Date      Shares      Basis      Value     Basis       Value
----------------    --------    ----      ------      -----      -----     -----       -----
Biotechnology
-------------
Acusphere, Inc.    Series B
                   Preferred
                   shares      05/95     125,000   $  200,000    267,500     200,000     200,000

Acusphere, Inc.    Series C
                   Preferred
                   shares      05/96     163,552      350,001    350,001          --          --

CV Therapeutics,   Series D
 Inc.              Preferred
                   shares      03/94     187,500           --         --     375,000     375,000

CV Therapeutics,   Series E
 Inc.              Preferred
                   shares      09/95      38,400           --         --      76,032      76,032

CV Therapeutics,   Series E
 Inc.              Preferred
                   share warrant
                   at $2.00;
                   expiring
                   09/00       09/95      19,200           --         --         768         768

CV Therapeutics,   Common
 Inc.              share
                   warrant at
                   $20.00;
                   expiring
                   09/00       11/96       1,920          768          0          --          --

CV Therapeutics,   Common
 Inc.              shares      11/96      26,455      487,224    125,982          --          --

Peptide            Common
 Therapeutics      shares
 Group                         02/96       2,151        7,313      7,823          --          --

Prolinx, Inc.      Series A
                   Preferred
                   shares      05/95     119,631      119,631    119,631     119,631     119,631

Prolinx, Inc.      Series A
                   Preferred
                   shares      12/95     124,369      124,369    124,369     124,369     124,369

Prolinx, Inc.      Series A
                   Preferred
                   shares      09/96     156,000      156,000    156,000          --          --

RedCell, Inc.      Series B
                   Preferred
                   shares      12/94     132,979      125,000    125,000     125,000     125,000

RedCell, Inc.      Convertible
                   note (1)    02/96     $89,966       96,285     96,285          --          --

RedCell, Inc.      Series C
                   Preferred
                   share warrant
                   exercise
                   price to be           $13,495
                   determined;           aggregate
                   expiring              purchase
                   02/01       02/96     price              0          0          --          --

RedCell, Inc.      Convertible
                   note (1)    07/96     $71,973       74,692     74,692          --          --

RedCell, Inc.      Series C
                   Preferred
                   share warrant
                   exercise
                   price to be           $10,796
                   determined;           aggregate
                   expiring              purchase
                   07/01       07/96     price              0          0          --          --

Medical/Diagnostic Equipment
----------------------------
Endocare, Inc.     Common
                   shares      08/96       2,000        6,000      4,824          --          --

Endocare, Inc.     Common
                   share
                   warrant at
                   $3.00;
                   expiring
                   08/01       08/96      30,000            0     12,060          --          --

Endocare, Inc.     Convertible
                   note (1)    08/96    $150,000      158,533    158,533          --          --

LifeCell           Series B
 Corporation       Preferred
                   shares      11/96       2,500      247,500    247,500          --          --

LifeCell           Common
 Corporation       share
                   warrant at
                   $4.13;
                   expiring
                   11/01       11/96      56,451        2,500      2,500          --          --

R2 Technology,     Series A-1
 Inc.              Preferred
                   shares      05/94     100,000      100,000    184,000     100,000     100,000

R2 Technology,     Convertible
 Inc.              note (1)    11/95     $33,332           --         --      33,759      33,759

R2 Technology,     Series B
 Inc.              Preferred
                   share warrant
                   at $2.00;
                   expiring
                   11/00       11/95       2,417            0          0           0           0

R2 Technology,     Series B-1
 Inc.              Preferred
                   shares      03/96      17,134       34,268     34,268          --          --

Health Information Systems
--------------------------
CareCentric        Series A
 Solutions, Inc.   Preferred
                   shares      10/95      66,667      100,000    113,333     100,000     100,000

CareCentric        Series B
 Solutions, Inc.   Preferred
                   shares      09/96      76,764      130,499    130,499          --          --

Pharmaceuticals
---------------
Arris              Common
 Pharmaceuticals,  shares
 Inc.                          12/95       9,464      125,000    130,017     125,000     100,082

Megabios Corp.     Series C
                   Preferred
                   shares      09/94     193,125      250,000    482,813     250,000     250,000

Megabios Corp.     Series C
                   Preferred
                   shares      12/94      57,938       75,001    144,845      75,001      75,001

Megabios Corp.     Series C
                   Preferred
                   shares      07/95      50,212       64,999    125,530      64,999      64,999

Neurex             Common
 Corporation       shares      09/96         149        3,129      2,350          --          --

Periodontix,       Series A
 Inc.              Preferred
                   shares      12/93     100,000      100,000    200,000     100,000     100,000

Periodontix,       Series B
 Inc.              Preferred
                   shares      02/96      67,000      134,000    134,000          --          --

Environmental
-------------
Naiad Technologies,Series A
 Inc. (formerly    Preferred
 TMC, Inc.)        shares      12/95      50,000       25,000    100,000      25,000      25,000

Naiad Technologies,Series B
 Inc. (formerly    Preferred
 TMC, Inc.)        Shares      11/96      62,602      125,204    125,204          --          --

Venture Capital Limited Partnership Investments
-----------------------------------------------
Medical Science    Limited
 Partners II       Partnership
                   Interests   various  $237,500      227,058    239,899     200,000     216,441
                                                    ---------  ---------   ---------   ---------

Total Equity Investments                           $3,649,974  4,019,458   2,094,559   2,086,082
                                                    =========  =========   =========   =========

 --   No investment held at end of period.
 0    Investment active with a carrying value or fair value of zero.
(1)    Convertible notes include accrued interest.  Interest rates on such notes ranged from 8%
      to 16%.




Marketable Equity Securities
----------------------------

At December 31, 1996, marketable equity securities had an aggregate cost of $587,242 and an aggregate fair value of $249,469. The unrealized loss at December 31, 1996, included gross gains of $5,527. At December 31, 1995, there were no marketable equity securities.

Acusphere, Inc.
---------------

In May of 1996, the Partnership made an additional investment in the company by purchasing 163,552 Series C Preferred shares for $350,001. The pricing of this round, in which third parties participated, indicated a fair value increase of $67,500 for the Partnership's existing investment.

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

Then in November of 1996, the company completed its initial public offering ("IPO"). Prior to the IPO, the company effected a 1-for-10 reverse stock split resulting in the Partnership's Preferred shares being converted into 24,493 common shares. In addition, the Partnership exercised its common share warrant mentioned above without cash and received 1,962 shares of common stock and realized a loss of $1,876. The Partnership's Series E Preferred share warrant was converted into a common share warrant.

At December 31, 1996, the Partnership recorded a decrease in the change in the fair value of $362,010 to reflect the publicly-traded market price of its investments; a portion of the fair value was adjusted to reflect a discount for restricted securities.

Endocare, Inc.
--------------

In August of 1996, the Partnership issued $150,000 in convertible notes receivable to the company and received a warrant to purchase 30,000 common shares. The Partnership also received 2,000 common shares of Endocare, Inc., in lieu of loan fees. At December 31, 1996, the Partnership recorded an increase of $10,884 in the change in fair value to reflect the publicly-traded market price of its common stock and warrant investments; the fair value was net of a discount applied for restricted securities.

LifeCell Corporation
--------------------

In November of 1996, the Partnership made an investment in LifeCell Corporation by purchasing 2,500 Series B Preferred shares and a warrant for 56,451 common shares for a total cost of $250,000.

Megabios Corp.
--------------

During the fourth quarter of 1996, the company completed a Series E Preferred financing round in which the Partnership did not participate. The pricing of this round, in which third parties participated, indicated a fair value increase of $363,188 for the Partnership's existing investment.

Naiad Technologies, Inc. (formerly TMC, Inc.)
---------------------------------------------

In July of 1996, the Partnership issued a $6,250 convertible note to the company.

Then in November of 1996, the Partnership purchased 62,602 Series B Preferred shares with $118,750 in cash and by converting the note discussed above, including accrued interest of $204, for a total cost of $125,204. The pricing of this round, in which third parties participated, indicated an increase in fair value of $75,000 for the Partnership's existing investment.

Periodontix, Inc.
-----------------

In February of 1996, the Partnership made an additional investment in the company by purchasing 67,000 Series B Preferred shares for $134,000. The pricing of this round, in which third parties participated, indicated an increase in fair value of $100,000 for the Partnership's existing investment.

Prolinx, Inc.
-------------

In September of 1996, the Partnership made an additional investment in the company by purchasing 156,000 Series A
Preferred shares for $156,000.

R2 Technology, Inc.
-------------------

In March of 1996, the Partnership purchased 17,134 Series B-1 Preferred shares by converting the November, 1995, $33,332 note (including accrued interest of $936). The pricing of this conversion financing round, in which third parties participated, indicated an increase of $84,000 in the change in fair value for the Partnership's existing investment.

RedCell, Inc.
-------------

In February and July of 1996, the Partnership issued $89,966 and
$71,973, respectively, in convertible notes receivable to the company. Each note bears an interest rate of 8% and matures in October of 1997.

Venture Capital Limited Partnership Investment
----------------------------------------------

The Partnership recorded a cost basis increase of $27,058 in venture capital limited partnership investments in 1996, as a result of additional contributions of $37,500, partially offset by distributions of stock with fair values of $10,442. The Partnership recorded an increase in fair value of $23,458 mainly due to the effect of the transactions described above, partially offset by a decrease in fair value of the underlying investments.

In 1996, the Partnership received stock distributions of Peptide
Therapeutics Group and Neurex Corporation with fair values of $7,313 and $3,129, respectively. These distributions of marketable stock represented returns of capital.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies. Arris
Pharmaceuticals, Inc., is a publicly-traded company.

6.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at December 31, 1996 and 1995, consisted of:

                                              1996        1995
                                              ----        ----

Demand accounts                           $    2,844          606
Money-market accounts                      1,982,209    3,948,139
                                           ---------    ---------

  Total                                   $1,985,053    3,948,745
                                           =========    =========

7.  Commitments
    -----------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At December 31, 1996, the Partnership had unfunded commitments as follows:


Type
----
Equity investments                                  $  300,000
Venture capital limited partnership investments         12,500
Term notes                                             150,000
                                                     ---------

      Total                                         $  462,500
                                                     =========


The Partnership uses the same credit policies in making these commitments and conditional obligations as it does for on-balance-sheet instruments. Commitments to extend financing are agreements to lend to a company as long as there are no violations of any conditions established in the contract. The credit lines generally have fixed termination dates or other termination clauses. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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


                      TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.

                           By:  TECHNOLOGY FUNDING INC.
                                Managing General Partner




Date:  March 21, 1997      By:     /s/Debbie A. Wong
                                ------------------------------
                                   Debbie A. Wong
                                   Vice President
                                   and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature         Capacity                   Date
          ---------         --------                   ----

   /s/Charles R. Kokesh    President, Chief        March 21, 1997
------------------------   Executive Officer,
Charles R. Kokesh          Chief Financial
                           Officer and Chairman of
                           Technology Funding Inc.
                           and Managing General
                           Partner of Technology
                           Funding Ltd.

   /s/Gregory T. George    Group Vice President    March 21, 1997
------------------------   of Technology Funding
Gregory T. George          Inc. and a General
                           Partner of Technology
                           Funding Ltd.


The above represents the Board of Directors of Technology Funding
Inc. and the General Partners of Technology Funding Ltd.