Form 10-Q
period 1997-03-31
TECHNOLOGY FUNDING MEDICAL PARTNERS I L P
filed 1997-05-09
CIK 893755

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1997

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

I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                      (unaudited)
                                       March 31,        December 31,
                                         1997              1996
                                      ----------        ------------
ASSETS

Equity investments(cost basis of
 $3,959,931 and $3,649,974 in
 1997 and 1996, respectively)         $4,374,916         4,019,458

Cash and cash equivalents              1,582,870         1,985,053

Organizational costs (net of
 accumulated amortization of
 $28,000 and $26,000 in 1997
 and 1996, respectively)                  12,000            14,000
Other Assets                                 386             1,317
                                       ---------         ---------
     Total                            $5,970,172         6,019,828
                                       =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses $   28,262            27,548
Due to related parties                    19,287            28,692
                                       ---------         ---------
     Total liabilities                    47,549            56,240

Commitments and subsequent
 events (Notes 2 and 3)

Partners' capital:
 Limited Partners (Units
  outstanding of 79,716
  in both 1997 and 1996)               5,517,211         5,602,813
 General Partners                         (9,573)           (8,709)
 Net unrealized fair value increase
  from cost of equity investments        414,985           369,484
                                       ---------         ---------
     Total partners' capital           5,922,623         5,963,588
                                       ---------         ---------
        Total                         $5,970,172         6,019,828
                                       =========         =========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                  For the Three Months Ended March 31,
                                  ------------------------------------
                                              1997              1996
                                              ----              ----
Income:
 Notes receivable interest                   $ 10,770            1,328
 Short-term investment interest                22,116           50,204
                                              -------          -------
   Total income                                32,886           51,532

Costs and expenses:
 Management fees                               39,649           39,649
 Individual General Partners' compensation      4,814            5,196
 Amortization of organizational costs           2,000            2,000
 Operating expenses:
  Administrative and investor services         42,536           29,637
  Investment operations                        15,365           15,858
  Computer services                             9,870            4,267
  Professional fees                             6,274            7,611
  Expenses absorbed by General Partners            --          (24,261)
                                              -------           ------

   Total operating expenses                    74,045           33,112
                                              -------          -------

 Total costs and expenses                     120,508           79,957
                                              -------          -------

Net operating loss                            (87,622)         (28,425)

  Net realized gain from
   sales of equity investments                  1,156               --
                                              -------          -------

Net realized loss                             (86,466)         (28,425)

Change in net unrealized fair value
  of equity investments                        45,501          227,124
                                              -------          -------

Net (loss) income                           $ (40,965)         198,699
                                              =======          =======

Net realized loss per Unit                  $      (1)              --
                                              =======          =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                   For the Three Months Ended March 31,
                                   ------------------------------------
                                                1997           1996
                                                ----           ----
Cash flows from operating activities:
 Interest received                            $   22,116        50,203
 Cash paid to vendors                            (14,615)      (20,382)
 Cash paid to related parties                   (111,653)     (109,208)
                                               ---------     ---------
  Net cash used by operating activities         (104,152)      (79,387)
                                               ---------     ---------
Cash flows from investing activities:
 Proceeds from the sales of
  equity investments                               8,469            --
 Purchase of equity investments                 (306,500)     (262,034)
                                               ---------     ---------
  Net cash used by investing activities         (298,031)     (262,034)
                                               ---------     ---------
Net decrease in cash and
 cash equivalents                               (402,183)     (341,421)
Cash and cash equivalents at beginning
 of year                                       1,985,053     3,948,745
                                               ---------     ---------
Cash and cash equivalents at March 31         $1,582,870     3,607,324
                                               =========     =========

Reconciliation of net (loss) income to net cash used by operating activities:

Net (loss) income                             $  (40,965)      198,699

Adjustments to reconcile net (loss) income
 to net cash used by operating activities:
  Amortization of organizational costs             2,000         2,000
  Change in net unrealized fair value
   of equity investments                         (45,501)     (227,124)
  Net realized gain from sales of
   equity investments                             (1,156)           --

Changes in:
  Due to/from related parties                     (9,405)      (50,940)
  Other, net                                      (9,125)       (2,022)
                                               ---------     ---------
Net cash used by operating activities         $ (104,152)      (79,387)
                                               =========     =========

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of March 31, 1997, and December 31, 1996, and the related Statements of Operations and Statements of Cash Flows for the three months ended March 31, 1997 and 1996, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1996. The following notes to financial statements for activity through March 31, 1997, supplement those included in the Annual Report on Form 10-K.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 1997 and 1996, were as follows:

                                              1997              1996
                                              ----              ----
Management fees                             $ 39,649            39,649
Individual General Partners' compensation      4,814             5,196
Amortization of organizational costs           2,000             2,000
Reimbursable operating expenses               57,785            37,684
Expenses absorbed by General Partners             --           (24,261)

Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. Amounts due to related parties for such expenses were $6,071 and $15,476 at March 31, 1997, and December 31, 1996, respectively.

Management fees payable was $13,216 at both March 31, 1997, and December 31, 1996.

Pursuant to the Partnership Agreement, the Partnership may not pay or reimburse the Managing General Partners for operational costs that aggregate more than 3% of total Limited Partner capital contributions. For purposes of this limitation, the Partnership's operating year begins May 3rd. At March 31, 1996, the limitation was in effect and $24,261 was absorbed by the Managing General Partners. Subsequent to March 31, 1996, it was determined that certain operational costs paid directly by the Partnership, which had previously been absorbed by the General Partners, were not subject to this limitation; consequently, the $24,261 was reimbursed to the General Partners.

3.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1996, is in the 1996 Annual Report. Activity from January 1 through March 31, 1997, consisted of



                                                                    January 1 -
                                                                   March 31, 1997
                                                  Principal      ------------------
                                    Investment     Amount or     Cost          Fair
Industry/Company      Position         Date         Shares       Basis         Value
----------------      --------      ----------    ----------     -----         -----
Balance at January 1, 1997                                       $3,649,974    4,019,458
                                                                  ---------    ---------

Significant changes:

Biotechnology
-------------
CV Therapeutics, Inc. Common
                      shares        11/96          26,455                 0       87,113
Redcell, Inc.         Series B
                      Preferred
                      shares        12/94         132,979                (0)    (125,000)

Medical/Diagnostic Equipment
----------------------------
Endocare, Inc.        Convertible
                      note (1)      08/96        $150,000          (158,533)    (158,533)
Endocare, Inc.        Common
                      shares        01/97          66,400           166,000      195,747
Endocare, Inc.        Common
                      shares        01/97          84,000           294,000      247,632
LifeCell              Series B
 Corporation          Preferred
                      shares        11/96           2,500            (2,838)      (2,838)
LifeCell              Common
 Corporation          share
                      warrant at
                      $4.13;
                      expiring
                      11/01         11/96          56,451                 0       96,140
LifeCell              Series B
 Corporation          Preferred
                      shares        02/97              29             2,838        2,838
                                                                   --------    ---------
Total significant changes during
 the three months ended March 31, 1997                              301,467      343,099

Other changes, net                                                    8,490       12,359
                                                                  ---------    ---------

Total equity investments at March 31, 1997                       $3,959,931    4,374,916
                                                                  =========    =========

(1)  Convertible notes include accrued interest.  The interest rate on notes issued in 1997 was 8%.

</TABLE

Marketable Equity Securities
----------------------------

At March 31, 1997, and December 31, 1996, marketable equity securities had aggregate costs of $616,121 and $587,242, respectively, and aggregate fair values of $332,689 and $249,469, respectively. The unrealized loss at December 31, 1996, included gross gains of $5,527.

CV Therapeutics, Inc.
---------------------

At March 31, 1997, the Partnership recorded an increase in the change in fair value of $87,113 to reflect the publicly-traded market price of its investments; a portion of the fair value was adjusted to reflect a discount for restricted securities.

Endocare, Inc.
--------------

In January of 1997, the Partnership made an additional investment in the company by purchasing 84,000 common shares for $294,000. In addition the Partnership converted its $150,000 note receivable, including accrued interest of $16,000, into 66,400 common shares at a total cost of $166,000.
At March 31, 1997, the Partnership recorded an increase in the change in fair value of $531 for its entire Endocare, Inc., investment to reflect the publicly-traded market price of its investments; a portion of the fair value was adjusted to reflect a discount for restricted securities.

LifeCell Corporation
--------------------

In February of 1997, the Partnership received a stock dividend of 29 Series
B Preferred shares. A cost basis of $2,838 was allocated to these shares from the Partnership's existing Series B Preferred share investment. At
March 31, 1997, the Partnership recorded an increase in the change in fair value of $96,140 to reflect the publicly-traded market price of its warrant investments; a portion of the fair value was adjusted to reflect a discount for restricted securities.

RedCell, Inc.
-------------

Subsequent to March 31, 1997, the company had a new round of financing in which the Partnership did not participate. The pricing of this round indicated a decrease in fair value of $125,000 for the Partnership's existing investment at March 31, 1997.

4.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at March 31, 1997, and December 31, 1996, consisted of:

                                             1997            1996
                                             ----            ----
Demand accounts                           $      586           2,844
Money-market accounts                      1,582,284       1,982,209
                                           ---------       ---------
     Total                                $1,582,870       1,985,053
                                           =========       =========

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the three months ended March 31, 1997, net cash used by operating activities totaled $104,152. The Partnership paid management fees of $39,649 to the Managing General Partners and reimbursed related parties for operating expenses of $67,190. In addition, $4,814 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $14,615 were paid. The Partnership received $22,116 in interest income.

During the quarter ended March 31, 1997, the Partnership purchased $306,500 in equity investments substantially in a portfolio company in the medical/diagnostic equipment industry and received $8,469 from equity investment sales.

Cash and cash equivalents at March 31, 1997, were $1,582,870. Interest income earned on short-term investments, and operating cash reserves are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net loss was $40,965 during the three months ended March 31, 1997, compared to a net income of $198,699 for the same period in 1996. The change was primarily due to a $181,623 decrease in the change in net unrealized fair value of equity investments.

The Partnership recorded an increase in equity investment fair value of $45,501 for the quarter ended March 31, 1997, compared to an increase of $227,124 during the same period in 1996. The 1997 increase was primarily due to portfolio companies in the medical/diagnostic equipment industry, partially offset by decreases in portfolio companies in the biotechnology industries. The 1996 increase was primarily due to increases in portfolio companies in the medical/diagnostic equipment and pharmaceuticals industries.

Total operating expenses were $74,045 and $33,112 for the quarters ended March 31, 1997 and 1996, respectively. As explained in Note 2, the Partnership may not pay or reimbursement the Managing General Partners for operational costs that aggregate more than 3% of total Limited Partner capital contributions. As a result, operating expenses of $24,261 were absorbed by the Managing General Partners in 1996. Had the limitation not been in effect, total operating expenses would have been $74,045 and $57,373 for 1996 and 1995, respectively. The increase was primarily due to increased administrative and investor services expenses from higher overall portfolio activities.

The Partnership recorded interest income of $32,886 and $51,532 for the quarters ended March 31, 1997 and 1996, respectively. The decrease was mainly due to lower cash and cash equivalent balances.

Given the inherent risk associated with the business of the Partnership, the future performance of portfolio company investments may significantly impact future operations.

II.       OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1997.

(b) Financial Data Schedule for the quarter ended and as of March 31, 1997 (Exhibit 27).

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

                         TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  May 9, 1997       By:         /s/Debbie A. Wong
                              -----------------------------------
                                     Debbie A. Wong
                                     Vice President
                                     and Controller