Form 10-Q
period 1997-06-30
TECHNOLOGY FUNDING MEDICAL PARTNERS I L P
filed 1997-08-13
CIK 893755

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997

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

I.       FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                      (unaudited)
                                       June 30,         December 31,
                                         1997              1996
                                      ----------        ------------
ASSETS

Equity investments(cost basis of
 $3,959,931 and $3,649,974 in
 1997 and 1996, respectively)         $4,418,954         4,019,458

Cash and cash equivalents              1,441,371         1,985,053

Organizational costs (net of
 accumulated amortization of
 $30,000 and $26,000 in 1997
 and 1996, respectively)                  10,000            14,000
Other assets                               1,745             1,317
                                       ---------         ---------
     Total                            $5,872,070         6,019,828
                                       =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses $   17,799            27,548
Due to related parties                    19,730            28,692
                                       ---------         ---------
     Total liabilities                    37,529            56,240

Commitments (Note 2)

Partners' capital:
 Limited Partners (Units
  outstanding of 79,716
  in both 1997 and 1996)               5,386,413         5,602,813
 General Partners                        (10,895)           (8,709)
 Net unrealized fair value increase
  from cost of equity
  investments                            459,023           369,484
                                       ---------         ---------
     Total partners' capital           5,834,541         5,963,588
                                       ---------         ---------
        Total                         $5,872,070         6,019,828
                                       =========         =========

See accompanying notes to financial statements.

<PAGE



STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------


                                    For the Three                    For the Six
                                     Months Ended                    Months Ended
                                       June 30                         June 30
                                ------------------------       -----------------------

                                 1997           1996            1997             1996
                                 ----           ----            ----             ----
Income:
 Notes receivable interest      $     --           1,840         10,770          3,168
 Short-term investment interest   20,342          43,981         42,458         94,185
                                 -------         -------        -------        -------

 Total income                     20,342          45,821         53,228         97,353

Costs and expenses:
 Management fees                  39,649          39,649         79,298         79,298
 Individual General Partners'
  compensation                    10,522          10,569         15,336         15,765
 Amortization of organizational
  costs                            2,000           2,000          4,000          4,000
 Operating expenses:
  Administrative and investor
   services                       39,493          53,391         82,029         83,028
  Investment operations           42,789          23,386         58,154         39,244
  Professional fees                7,616          24,337         13,890         31,948
  Computer services               10,393          13,987         20,263         18,254
  Expenses absorbed by General
   Partners                           --         (25,901)            --        (50,162)
  Expenses previously absorbed
   by General Partners                --         128,120             --        128,120
                                 -------         -------        -------        -------

     Total operating expenses    100,291         217,320        174,336        250,432
                                 -------         -------        -------        -------

  Total costs and expenses       152,462         269,538        272,970        349,495
                                 -------         -------        -------        -------

Net operating loss              (132,120)       (223,717)     (219,742)       (252,142)

Net realized gain from sales
  of equity investments               --              --         1,156              --
                                 -------         -------       -------         -------

Net realized loss               (132,120)       (223,717)     (218,586)       (252,142)

Change in net unrealized fair
 value of equity investments      44,038          48,117        89,539         275,241
                                 -------         -------       -------         -------

Net (loss) income              $ (88,082)       (175,600)     (129,047)         23,099
                                 =======         =======       =======         =======

Net realized loss per Unit     $      (2)             (3)           (3)             (3)
                                 =======         =======       =======         =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                     For the Six Months Ended June 30,
                                     ---------------------------------
                                                1997           1996
                                                ----           ----
Cash flows from operating activities:
 Interest received                            $   42,458        94,205
 Cash paid to vendors                            (71,974)      (67,811)
 Cash paid to related parties                   (216,135)     (159,102)
                                               ---------     ---------

  Net cash used by operating activities         (245,651)     (132,708)
                                               ---------     ---------

Cash flows from investing activities:
 Purchase of equity investments                 (306,500)     (637,035)
 Proceeds from the sales of equity
  investments                                      8,469            --
                                               ---------     ---------

  Net cash used by investing activities         (298,031)     (637,035)
                                               ---------     ---------

Net decrease in cash and
 cash equivalents                               (543,682)     (769,743)

Cash and cash equivalents at beginning
 of year                                       1,985,053     3,948,745
                                               ---------     ---------

Cash and cash equivalents at June 30          $1,441,371     3,179,002
                                               =========     =========


Reconciliation of net (loss) income to net cash used by operating activities:

Net (loss) income                             $ (129,047)       23,099

Adjustments to reconcile net (loss) income
 to net cash used by operating activities:
  Amortization of organizational costs             4,000         4,000
  Change in net unrealized fair value
   of equity investments                         (89,539)     (275,241)
  Net realized gain from sales of equity
   investments                                    (1,156)           --

Changes in:
  Accounts payable and accrued expenses           (9,749)       (8,505)
  Due to/from related parties                     (8,962)      126,213
  Other changes, net                             (11,198)       (2,274)
                                               ---------     ---------

Net cash used by operating activities         $ (245,651)     (132,708)
                                               =========     =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of June 30, 1997, and December 31, 1996, and the related Statements of Operations for the three and six months ended June 30, 1997 and 1996, and Statements of Cash Flows for the six months ended June 30, 1997 and 1996, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1996. The following notes to financial statements for activity through June 30, 1997, supplement those included in the Annual Report on Form 10-K.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 1997 and 1996, were as follows:

                                              1997              1996
                                              ----              ----

Management fees                             $ 79,298            79,298
Individual General Partners' compensation     15,336            15,765
Amortization of organizational costs           4,000             4,000
Reimbursable operating expenses              112,538           112,294
Expenses absorbed by General Partners             --           (50,162)
Expenses previously absorbed by
 General Partners                                 --           128,120


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. Amounts due to related parties for such expenses were $6,514 and $15,476 at June 30, 1997 and December 31, 1996, respectively.

Pursuant to the Partnership Agreement, the Partnership may not pay or reimburse the Managing General Partners for operational costs that aggregate more than 3% of total Limited Partner capital contributions. For purposes of this limitation, the Partnership's operating year begins May 3rd. For the six months ended June 30, 1996, the Managing General Partners absorbed $50,162 in operating expenses. During 1996, it was also determined that operational costs paid directly by the Partnership, which had been previously absorbed by the General Partners, were not subject to this limitation; consequently, $128,120 was payable to related parties. No expenses were absorbed by the General Partners for the six months ended June 30, 1997.

Management fees payable was $13,216 at both June 30, 1997, and December 31,
1996.

3.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1996, is in the 1996 Annual Report. Activity from January 1 through June 30, 1997, consisted of

                                                                    January 1 -
                                                                    June 30, 1997
                                                  Principal      ------------------
                                    Investment     Amount or     Cost          Fair
Industry/Company      Position         Date         Shares       Basis         Value
----------------      --------      ----------    ----------     ----------    ---------
Balance at January 1, 1997                                       $3,649,974    4,019,458
                                                                  ---------    ---------
Significant changes:

Biotechnology
-------------
CV Therapeutics, Inc. Common
                      shares        11/96          26,455                 0       69,124
RedCell, Inc.         Series B
                      Preferred
                      shares        12/94         132,979                 0     (125,000)

Medical/Diagnostic Equipment
----------------------------
Endocare, Inc.        Convertible
                      note (1)      08/96        $150,000          (158,533)    (158,533)
Endocare, Inc.        Common
                      shares        01/97          66,400           166,000      220,721
Endocare, Inc.        Common
                      shares        01/97          84,000           294,000      306,600
LifeCell              Series B
 Corporation          Preferred
                      shares        11/96           2,500            (8,514)      (8,514)
LifeCell              Common
 Corporation          share
                      warrant at
                      $4.13;
                      expiring
                      11/01         11/96          56,451                 0      110,120
LifeCell              Series B
 Corporation          Preferred     02/97-
                      shares        05/97              89             8,514        8,514

Total significant changes during
 the six months ended June 30, 1997                                 301,467      423,032

Other changes, net                                                    8,490      (23,536)
                                                                  ---------    ---------

Total equity investments at June 30, 1997                        $3,959,931    4,418,954
                                                                  =========    =========

(1)  Convertible notes include accrued interest.




Marketable Equity Securities
----------------------------

As of June 30, 1997, and December 31, 1996, marketable equity securities had aggregate costs of $1,001,622 and $587,242, respectively, and aggregate fair value of $877,557 and $249,469, respectively. The unrealized loss at June 30, 1997, and December 31, 1996, included gross gains of $175,184 and $5,527, respectively.

CV Therapeutics, Inc.
---------------------

At June 30, 1997, the Partnership recorded an increase in the change in fair value of $69,124 to reflect the publicly-traded market price of its investments.

Endocare, Inc.
--------------

In January of 1997, the Partnership made an additional investment in the company by purchasing 84,000 common shares for $294,000. In addition the Partnership converted its $150,000 note receivable, including accrued interest of $16,000, into 66,400 common shares at a total cost of $166,000. At June 30, 1997, the Partnership recorded an increase in the change in fair value of $72,362 for its entire Endocare, Inc., investment to reflect the publicly-traded market price of its investments; a portion of the fair value was adjusted to reflect a discount for restricted securities.

LifeCell Corporation
--------------------

In February and May of 1997, the Partnership received stock dividends totaling 89 Series B Preferred shares. A cost basis of $8,514 was allocated to these shares from the Partnership's existing Series B Preferred share investment. At June 30, 1997, the Partnership recorded an increase in the change in fair value of $110,120 to reflect the publicly-traded market price of its warrant investments.

RedCell, Inc.
-------------

During the second quarter of 1997, the company had a new round of financing in which the Partnership did not participate. The pricing of this round indicated a decrease in fair value of $125,000 for the Partnership's existing investment at June 30, 1997.

4.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at June 30, 1997, and December 31, 1996, consisted of:

                                             1997            1996
                                             ----            ----
Demand accounts                           $       --           2,844
Money-market accounts                      1,441,371       1,982,209
                                           ---------       ---------
     Total                                $1,441,371       1,985,053
                                           =========       =========

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------

During the six months ended June 30, 1997, net cash used by operating activities totaled $245,651. The Partnership paid management fees of $79,298 to the Managing General Partners and reimbursed related parties for operating expenses of $121,501. In addition, $15,336 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $71,974 were paid. The Partnership received $42,458 in interest income.

During the six months ended June 30, 1997, the Partnership purchased $306,500 in equity investments substantially in a portfolio company in the medical/diagnostic equipment industry and received $8,469 from equity investment sales.

Cash and cash equivalents at June 30, 1997, were $1,441,371. Interest income earned on short-term investments and operating cash reserves are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net loss was $88,082 for the three months ended June 30, 1997, compared to $175,600 for the same period in 1996. The decrease in net loss was primarily due to a $117,029 decrease in total operating expenses, which was partially offset by a $25,479 decrease in total income.

Total operating expenses were $100,291 for the quarter ended June 30, 1997, compared to $217,320 for the same period in 1996. As explained in
Note 2 to the financial statements, the Managing General Partners absorbed expenses of $25,901 during the quarter ended June 30, 1996, and were reimbursed $128,120 in expenses previously absorbed. Had this amount not been recorded as an expense in 1996 and had the limitation not been in effect, total operating expenses would have been $100,291 and $115,101 in the second quarters of 1997 and 1996, respectively. The decrease was primarily due to lower professional fees and administrative and investor services expenses, partially offset by higher investment operations expenses.

The Partnership recorded total income of $20,342 and $45,821 for the quarters ended June 30, 1997 and 1996, respectively. The decrease was mainly due to lower cash and cash equivalents balances.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current six months compared to corresponding six months in the
--------------------------------------------------------------
preceding year
--------------

Net loss was $129,047 for the six months ended June 30, 1997, compared to net income of $23,099 during the same period in 1996. The change was primarily due to a $185,702 decrease in the change in net unrealized fair value of equity investments and a $44,125 decrease in total income, which was partially offset by a $76,096 decrease in total operating expenses.

The Partnership recorded an increase in fair value of equity investments of $89,539 and $275,241 for the six months ended June 30, 1997 and 1996, respectively. The 1997 increase was primarily due to increases in portfolio companies in the medical/diagnostic equipment industries. The 1996 increase was primarily due to increases in portfolio companies in the pharmaceuticals, biotechnology and medical/diagnostic equipment industries.

The Partnership recorded total income of $53,228 and $97,353 for the six months ended June 30, 1997 and 1996, respectively. The decrease was mainly due to lower cash and cash equivalents balances.

Total operating expenses were $174,336 and $250,432 for the six months ended June 30, 1997 and 1996, respectively. As discussed in the above section, the Managing General Partners absorbed expenses of $50,162, at June 30, 1996, and were reimbursed $128,120 of previously absorbed expenses. Had this amount not been recorded as an expense in 1996 and had the limitation not been in effect, total operating expenses would have been $174,336 and $172,474 during the six months ended June 30, 1997 and 1996, respectively.

The Partnership recorded management fees of $79,298 during both the six months ended June 30, 1997 and 1996.

II.       OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1997.

(b) Financial Data Schedule for the six months ended and as of June 30, 1997 (Exhibit 27).

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

                         TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  August 12, 1997   By:         /s/Michael R. Brenner
                              -----------------------------------
                                     Michael R. Brenner
                                     Controller