Form 10-Q
period 1997-09-30
TECHNOLOGY FUNDING MEDICAL PARTNERS I L P
filed 1997-11-14
CIK 893755

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

	(unaudited)
	 September 30,	December 31,
	1997	1996
	------------	------------
ASSETS

Equity investments(cost basis of
 $4,548,392 and $3,649,974 in
 1997 and 1996, respectively)         $5,963,398         4,019,458

Cash and cash equivalents                727,434         1,985,053

Organizational costs (net of
 accumulated amortization of
 $32,000 and $26,000 in 1997
 and 1996, respectively)                   8,000            14,000
Other assets                               1,588             1,317
                                       ---------         ---------
     Total                            $6,700,420         6,019,828
                                       =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses $   23,710            27,548
Due to related parties                    11,338            28,692
                                       ---------         ---------
     Total liabilities                    35,048            56,240

Commitments (Note 2)

Partners' capital:
 Limited Partners (Units
  outstanding of 79,716
  in both 1997 and 1996)               5,262,511         5,602,813
 General Partners                        (12,145)           (8,709)
 Net unrealized fair value increase
  from cost of equity investments      1,415,006           369,484
                                       ---------         ---------
     Total partners' capital           6,665,372         5,963,588
                                       ---------         ---------
        Total                         $6,700,420         6,019,828
                                       =========         =========

See accompanying notes to financial statements.

<PAGE

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------


	For the Three	For the Nine
	Months Ended	Months Ended
 	September 30	September 30
                                 ------------------------       -----------------------

	1997	1996	1997	1996
                                   ----            ----           ----           ----
Income:
 Notes receivable interest      $     --              --         10,770             --
 Short-term investment interest   14,506          43,461         56,964        140,814
                                 -------         -------      ---------        -------

 Total income                     14,506          43,461         67,734        140,814

Costs and expenses:
 Management fees                  39,649          39,650        118,948        118,948
 Individual General Partners'
  compensation                     7,951           7,519         23,287         23,284
 Amortization of organizational
  costs                            2,000           2,000          6,000          6,000
 Operating expenses:
  Administrative and investor
   services                       43,507          38,039        154,624        121,067
  Investment operations           23,142           8,572         52,207         47,816
  Professional fees                8,649          23,556         22,539         55,504
  Computer services               14,760           7,350         35,023         25,604
  Expenses absorbed by General
   Partners                           --              --             --        (50,162)
  Expenses previously absorbed
   by General Partners                --              --             --        128,120
                                 -------         -------      ---------        -------

     Total operating expenses     90,058          77,517        264,393        327,949
                                 -------         -------      ---------        -------

  Total costs and expenses       139,658         126,686        412,628        476,181
                                 -------         -------      ---------        -------

Net operating loss              (125,152)        (83,225)      (344,894)      (335,367)

Net realized gain from sales
  of equity investments               --              --          1,156             --
                                 -------         -------      ---------        -------

Net realized loss               (125,152)        (83,225)      (343,738)      (335,367)

Change in net unrealized fair
 value of equity investments     955,983          58,700      1,045,522        333,941
                                 -------         -------      ---------        -------

Net income (loss)               $830,831         (24,525)       701,784         (1,426)
                                 =======         =======      =========        =======

Net realized loss per Unit      $     (2)             (1)            (4)            (4)
                                 =======         =======      =========        =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

	For the Nine Months Ended September 30,
	---------------------------------------
	1997	1996
	-----	-----
Cash flows from operating activities:
 Interest received                         $   56,964          132,047
 Cash paid to vendors                         (83,494)         (96,300)
 Cash paid to related parties                (344,596)        (394,629)
                                            ---------        ---------

  Net cash used by operating activities      (371,126)        (358,882)
                                            ---------        ---------

Cash flows from investing activities:
 Purchase of equity investments              (894,962)      (1,164,257)
 Proceeds from the sales of equity
  investments                                   8,469               --
                                            ---------        ---------

  Net cash used by investing activities      (886,493)      (1,164,257)
                                            ---------        ---------

Net decrease in cash and
 cash equivalents                          (1,257,619)      (1,523,139)

Cash and cash equivalents at beginning
 of year                                    1,985,053        3,948,745
                                            ---------        ---------

Cash and cash equivalents at September 30  $  727,434        2,425,606
                                            =========        =========


Reconciliation of net income (loss) to
 net cash used by operating activities:

Net income (loss)                          $  701,784           (1,426)

Adjustments to reconcile net income (loss)
 to net cash used by operating activities:
  Amortization of organizational costs          6,000            6,000
  Change in net unrealized fair value
   of equity investments                   (1,045,522)        (333,941)
Net realized gain from sales of equity
   investments                                 (1,156)              --
Changes in:
  Accounts payable and accrued expenses        (3,838)           9,454
  Due to/from related parties                 (17,354)         (23,315)
  Other changes, net                          (11,040)         (15,654)
                                            ---------          -------

Net cash used by operating activities      $ (371,126)        (358,882)
                                            =========          =======


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of September 30, 1997, and December 31, 1996, and the related Statements of Operations for the three and nine months ended September 30, 1997 and 1996, and Statements of Cash Flows for the nine months ended September 30, 1997 and 1996, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1996. The following notes to financial statements for activity through September 30, 1997, supplement those included in the Annual Report on Form 10-K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 1997 and 1996, were as follows:

	1997	1996
	-------	-------

Management fees                             $118,948           118,948
Individual General Partners' compensation     23,287            23,284
Amortization of organizational costs           6,000             6,000
Reimbursable operating expenses              185,008           158,820
Expenses absorbed by General Partners             --           (50,162)
Expenses previously absorbed by
 General Partners                                 --           128,120


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. Amounts due to related parties totaled $11,338 and $28,692 at September 30, 1997 and December 31, 1996, respectively.

Pursuant to the Partnership Agreement, the Partnership may not pay or reimburse the Managing General Partners for operational costs that aggregate more than 3% of total Limited Partner capital contributions. For purposes of this limitation, the Partnership's operating year begins May 3rd. For the nine months ended September 30, 1996, the Managing General Partners absorbed $50,162 in operating expenses. During 1996, it was also determined that operational costs paid directly by the Partnership, which had been previously absorbed by the General Partners, were not subject to this limitation; consequently, $128,120 was payable to related parties. No expenses were absorbed by the General Partners for the nine months ended September 30, 1997.

3.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1996, is in the 1996 Annual Report. Activity from January 1 through September 30, 1997, consisted of

	January 1 through
	September 30, 1997
		------------------------
	Principal
	Investment	Amount or	Cost	Fair
Industry/Company      Position	Date	Shares	Basis	Value
----------------      --------      ----------    ----------      ---------    ---------
Balance at January 1, 1997                                       $3,649,974    4,019,458
                                                                  ---------    ---------
Significant changes:

Biotechnology
-------------
CV Therapeutics, Inc. Common
                      shares        11/96          26,455                 0      110,473
RedCell, Inc.         Series B
                      Preferred
                      shares        12/94         132,979                 0     (125,000)

Medical/Diagnostic Equipment
----------------------------
Biex, Inc.            Series E
                      Preferred
                      shares        08/97         120,000           300,000      252,000
Endocare, Inc.        Convertible
                      note (1)      08/96        $150,000          (158,533)    (158,533)
Endocare, Inc.        Common
                      shares        01/97          66,400           166,000      254,843
Endocare, Inc.        Common
                      shares        01/97          84,000           294,000      322,392
LifeCell              Series B
 Corporation          Preferred
                      shares        11/96           2,500           (11,880)     (11,880)
LifeCell              Common
 Corporation          share
                      warrant at
                      $4.13;
                      expiring
                      11/01         11/96          56,451                 0      216,699

LifeCell              Series B
 Corporation          Preferred     02/97-
                      shares        08/97             127            11,880       11,880
Prolinx, Inc.         Series A
                      Preferred
                      shares      Various         400,000                 0      300,000
Prolinx, Inc.         Series B
                      Preferred
                      shares        07/97         164,835           288,461      288,461

Pharmaceuticals
---------------
Megabios              Series C
 Corp.                Preferred
                      shares      Various         100,424                 0      493,325
                                                                  ---------    ---------
Total significant changes during
 the nine months ended September 30, 1997                           889,928    1,954,660

Other changes, net                                                    8,490      (10,720)
                                                                  ---------    ---------

Total equity investments at September 30, 1997                   $4,548,392    5,963,398
                                                                  =========    =========

(1) Convertible notes include accrued interest.




Marketable Equity Securities
----------------------------

As of September 30, 1997, and December 31, 1996, marketable equity securities had aggregate costs of $1,084,621 and $587,242, respectively, and aggregate fair value of $1,189,396 and $249,469, respectively. The net unrealized gain and loss at September 30, 1997, and December 31, 1996, included gross gains of $360,750 and $5,527, respectively.

Biex, Inc.
----------

In August 1997, the Partnership purchased 120,000 Series E Preferred shares for $300,000. The final pricing of this round at $2.50 per share is dependent upon regulatory approval of certain of the company's products. At September 30, 1997, the Partnership recorded a $48,000 decrease in the fair value of its investment based upon the stated price of $2.10 per share for this round.

CV Therapeutics, Inc.
---------------------

At September 30, 1997, the Partnership recorded an increase in the change in fair value of $110,473 to reflect the publicly-traded market price of its investments.

Endocare, Inc.
--------------

In January of 1997, the Partnership made an additional investment in the company by purchasing 84,000 common shares for $294,000. In addition the Partnership converted its $150,000 note receivable, including accrued interest of $16,000, into 66,400 common shares at a total cost of $166,000. At September 30, 1997, the Partnership recorded an increase in the change in fair value of $133,167 for its entire Endocare, Inc., investment to reflect the publicly-traded market price of its investments.

LifeCell Corporation
--------------------

In February, May and August of 1997, the Partnership received stock dividends totaling 127 Series B Preferred shares. A cost basis of $11,880 was allocated to these shares from the Partnership's existing Series B Preferred share investment. At September 30, 1997, the Partnership recorded an increase in the change in fair value of $216,699 to reflect the fair value of its warrant investments.

Megabios Corp.
--------------

In September of 1997, the company completed its initial public offering ("IPO"). Prior to the IPO, the company effected a reverse stock split resulting in the Partnership's Preferred shares being converted to 100,424 common shares. At September 30, 1997, the Partnership recorded an increase in the change in fair value of $493,325 to reflect the publicly-traded market price of its investments. The Partnership may not sell its shares until March 1998.

Prolinx, Inc.
-------------

In July of 1997, the Partnership made an additional investment in the company by purchasing 164,835 Series B Preferred shares for $288,461. The pricing of this round, in which third parties participated, indicated a $300,000 increase in the fair value of the Partnership's existing investment.

RedCell, Inc.
-------------

During the second quarter of 1997, the company had a new round of financing in which the Partnership did not participate. The pricing of this round indicated a decrease in fair value of $125,000 for the Partnership's existing investment at September 30, 1997.

4.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at September 30, 1997, and December 31, 1996, consisted of:

	1997	1996
	-----	-----
Demand accounts                             $  3,473           2,844
Money-market accounts                        723,961       1,982,209
                                             -------       ---------
     Total                                  $727,434       1,985,053
                                             =======       =========

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 1997, net cash used by operating activities totaled $371,126. The Partnership paid management fees of $118,948 to the Managing General Partners and reimbursed related parties for operating expenses of $202,361. In addition, $23,287 was paid to the Individual General Partners as compensation for their services. Other operating expenses of $83,494 were paid. The
Partnership received $56,964 in interest income.

During the nine months ended September 30, 1997, the Partnership purchased $894,962 in equity investments mainly in portfolio companies in the medical/diagnostic equipment and medical/biotechnology industries and received $8,469 from equity investment sales.

Cash and cash equivalents at September 30, 1997, were $727,434.
Operating cash reserves and interest income earned on short-term investments are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net income was $830,831 for the three months ended September 30, 1997, compared to a net loss of $24,525 for the same period in 1996. The increase in net income was primarily due to a $897,283 increase in net unrealized fair value of equity investments.

The Partnership recorded increases in fair value of equity investments of $955,983 and $58,700 for the nine months ended September 30, 1997 and 1996, respectively. The 1997 increase was primarily due to increases in the pharmaceutical, medical/biotechnology and medical/diagnostic equipment industries.

Total operating expenses were $90,058 for the quarter ended September 30, 1997, compared to $77,517 for the same period in 1996. In the third quarter of 1997, the Partnership's administrative and investor service operations were relocated to Santa Fe, New Mexico. This relocation is expected to lower the future operational costs of the Partnership sufficient to recoup the initial relocation expenses incurred, and provide a meaningful reduction in ongoing operational costs.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current nine months compared to corresponding nine months in the
----------------------------------------------------------------
preceding year
--------------

Net income was $701,784 for the nine months ended September 30, 1997, compared to net loss of $1,426 during the same period in 1996. The change was primarily due to a $711,581 increase in the change in net unrealized fair value of equity investments and a $63,556 decrease in total operating expenses, which was partially offset by a $73,080 decrease in total income.

The Partnership recorded an increase in fair value of equity investments of $1,045,522 and $333,941 for the nine months ended September 30, 1997 and 1996, respectively. The 1997 and 1996 increases were primarily due to increases in portfolio companies in the pharmaceuticals, biotechnology and medical/diagnostic equipment industries.

Total operating expenses were $264,393 and $327,949 for the nine months ended September 30, 1997 and 1996, respectively. As discussed in Note 2 to the financial statement, the Managing General Partners absorbed expenses of $50,162, at September 30, 1996, and were reimbursed $128,120 of previously absorbed expenses. Had this amount not been recorded as an expense in 1996 and had the limitation not been in effect, total operating expenses would have been $249,991 during the nine months ended September 30, 1996.

The Partnership recorded total income of $67,734 and $140,814 for the nine months ended September 30, 1997 and 1996, respectively. The decrease was mainly due to lower cash and cash equivalents balances.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1997.

(b) Financial Data Schedule for the nine months ended and as of September 30, 1997 (Exhibit 27).

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

                         TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner




Date:  November 14, 1997 By:         /s/Michael R. Brenner
                              -----------------------------------
                                     Michael R. Brenner
                                     Controller