Form 10-K
period 1997-12-31
TECHNOLOGY FUNDING MEDICAL PARTNERS I L P
filed 1998-03-27
CIK 893755

                            UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For The Fiscal Year Ended December 31, 1997

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

                          (650) 345-2200
         --------------------------------------------------
        (Registrant's telephone number, including area code)


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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                  [   ]
No active market for the units of limited partnership interests ("Units") exists, and therefore the market value of such Units cannot be determined.
Documents incorporated by reference: Portions of the Prospectus dated May 3, 1993, forming a part of Registration Statement No. 33-54002, as modified by Cumulative Supplement No. 4 dated January 4, 1995, filed pursuant to Rule 424(c) of the General Rules and Regulations under the Securities Act of 1933 are incorporated by reference in Parts I and III hereof. Portions of the Prospectus of Technology Funding Venture Capital Fund VI, LLC, as revised January 22, 1998, forming a part of the December 5, 1997 Pre-effective Amendment No. 1 to the Form N-2 Registration Statement No. 333-23913 dated July 11, 1997, and incorporated by reference in part III hereof.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

No matter was submitted to a vote of the holders of units of limited partnership interests ("Units") during 1997.
PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
------   -------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

        (a) There is no established public trading market for the Units.

        (b) At December 31, 1997, there were 833 record holders of Units.

        (c) The Registrant, being a partnership, does not pay dividends. Distributions of cash and securities, however, may be made to the partners in the Partnership pursuant to the Registrant's Partnership
            Agreement.


Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

	For the Years Ended and As of December 31,
	-------------------------------------------------------
	1997	1996	1995	1994	1993
	-----	-----	-----	-----	-----


Interest income	$   73,349	178,979	245,800	132,394	16,706
Dividend income	136	--	--	--	--
Net operating loss	(480,820)	(410,597)	(328,499)	(188,769)	(113,431)
Net realized gain (loss) from
 sales of equity investments	1,168	(1,876)	--	--	--
Net realized loss	(479,652)	(412,473)	(328,499)	(188,769)	(113,431)
Change in net unrealized
 fair value of
 equity investments	1,101,284	377,961	(8,447)	--	--
Net income (loss)	621,632	(34,512)	(336,976)	(188,769)	(113,431)
Net realized loss
  per Unit	(6)	(5)	(4)	(4)	(12)
Total assets	6,646,391	6,019,828	6,057,701	4,876,769	2,597,416
Distributions declared	--	--	77,789	132,394	16,706
Distributions declared
  per Unit (1)	--	--	1	3	2

(1)  Calculation is based on distributions declared to Limited Partners divided by weighted average number of Units outstanding during the year.


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

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------

Liquidity and Capital Resources
-------------------------------

During 1997, net cash used by operating activities
totaled $478,611.  The Partnership paid management fees
of $145,380 to the Managing General Partners and paid
related parties $263,204 for operating expenses.  In
addition, $31,804 was paid to the Individual General
Partners as compensation for their services.  The
Partnership paid other operating expenses of $100,938 and
received $62,715 in interest and dividend income.
During 1997, the Partnership purchased $1,357,786 in
equity investments mostly in the biotechnology and
medical/diagnostic equipment industries.  At December 31,
1997, the Partnership was not committed to fund any
additional investments.
Cash and cash equivalents at December 31, 1997, were
$157,137.  Future proceeds from investment sales,
interest income earned on short-term investments and
operating cash reserves along with Managing General
Partners' support are expected to be adequate to fund
Partnership operations through the next twelve months.
Results of Operations
---------------------

1997 compared to 1996
---------------------

Net income was $621,632 for 1997 compared to net loss of $34,512 in 1996. The increase to net income was primarily due to a $723,323 increase in the change in net unrealized fair value of equity investments. This change was partially offset by a $105,630 decrease in interest income.

The Partnership recorded an increase in equity investment unrealized fair value of $1,101,284 in 1997, compared to an increase of $377,961 in 1996. The 1997 increase was primarily attributable to increases in portfolio companies in the pharmaceuticals and biotechnology industries.

The Partnership recorded management fees of $158,597 for the years ended December 31, 1997 and 1996. Management fees are equal to two percent of total Limited Partner capital contributions for the first year of Partnership operations through the sixth year.

The Partnership recorded interest income of $73,349 and $178,979 for the years ended December 31, 1997 and 1996, respectively. The decrease was mainly due to lower cash and cash equivalents balances in 1997 resulting from new and follow-on investments.

Total operating expenses were $355,904 and $391,841 for 1997 and 1996, respectively. Included in 1997 operating expenses are the costs of the Partnership's relocation of its administrative and investor service operations to Santa Fe, New Mexico. As disclosed in Note 3 to the financial statements, a determination was made in 1996 that certain operational costs paid directly by the Partnership, which had previously been absorbed by the General Partners, were not subject to the 3% operational expense reimbursement limitation. Accordingly, $128,120 was reimbursed by the Partnership to the General
Partners.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

1996 compared to 1995
---------------------

Net loss was $34,512 for 1996 compared to $336,976 in 1995. The decrease in net loss was primarily due to a $386,438 increase in change in net unrealized fair value of equity investments and a $45,537 decrease in management fees. These changes were partially offset by a $66,821 decrease in interest income and a $61,251 increase in total operating expenses.

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

The Year 2000
-------------

The Managing General Partner is currently reviewing the Partnership's information systems in anticipation of the potential computer software problems associated with the Year 2000. The Year 2000 issue exists because many computer software programs use only two digits to identify a year in the date field and were developed without considering the impact of the upcoming change in the century. The Managing General Partner currently expects to complete the necessary critical software conversion modifications in 1999, and does not anticipate any material adverse impact on the financial position or results of operations of the Partnership, as a result of the Year 2000 issue.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

The financial statements of the Registrant are set forth in Item 14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------   ------------------------------------------------
ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

None



PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. The Management Committee is responsible for the management and administration of the Partnership. The members of the Management Committee consist of three Individual General Partners and a representative from each of Technology Funding Ltd., a California limited partnership ("TFL"), and its wholly-owned subsidiary, Technology Funding Inc., a California corporation ("TFI"). TFL and TFI are the Managing
General Partners. Information concerning the ownership of TFL and the business experience of the key officers of TFI and the partners of TFL is incorporated by reference from the sections entitled "Management of the Partnership
- The Managing General Partners" and "Management of the
Partnership - Key Personnel of the Managing General
Partners" in the Prospectus as modified by Cumulative
Supplement No. 4 dated January 4, 1996, which are incorporated herein by reference. Changes in this information that have occurred since the date of the Prospectus are included in the Technology Funding Venture
Capital Fund VI, LLC Prospectus as revised January 22,
1998, forming a part of the December 5, 1997 Pre-effective Amendment No 1 to the Form N-2 Registration
Statement No 333-23913 dated July 11, 1997, which are incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 1997, the Partnership incurred $158,597 in management fees. The fees are designed to compensate the Managing General Partners for General Partner Overhead incurred in performing management duties for the Partnership through December 31, 1997. General Partner
Overhead (as defined in the Partnership Agreement) includes the General Partners' share of rent and utilities, and certain salaries and benefits paid by the Managing General Partners in performing their obligations to the Partnership. As compensation for their services, the Individual General Partners each receive $6,000 annually beginning on the Commencement Date, plus $1,000 for each attended meeting of the Individual General
Partners, and related expenses.  For the year ended
December 31, 1997, $31,804 of such fees were paid.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------  ---------------------------------------------------
MANAGEMENT
----------

Not applicable. No Limited Partner beneficially holds more than 5% of the aggregate number of Units held by all Limited Partners, and neither the General Partners nor any of their officers, directors or partners own any Units. The three Individual General Partners each own 20
Units. The Individual General Partners control the affairs of the Partnership pursuant to the Partnership
Agreement.

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

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------  -------------------------------------------------------
         FORM 8-K
         --------

         (a)  List of Documents filed as part of this Annual
Report on Form 10-K

             (1) Financial Statements - the following financial statements are filed as a part of this Report:

                  Independent Auditors' Report
                  Balance Sheets as of December 31, 1997
                    and 1996
                  Statements of Operations for the years
                    ended December 31, 1997, 1996 and 1995
                  Statements of Partners' Capital for the years
                    ended December 31, 1997, 1996 and 1995
                  Statements of Cash Flows for the years
                    ended December 31, 1997, 1996 and 1995
                  Notes to Financial Statements

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

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1997.

         (c) Financial Data Schedule for the year ended and as of December 31, 1997 (Exhibit 27).

                   INDEPENDENT AUDITORS' REPORT
                   ----------------------------

The Partners
Technology Funding Medical Partners I, L.P.:


We have audited the accompanying balance sheets of Technology Funding Medical Partners I, L.P. (a Delaware limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain securities owned, by correspondence with the individual investee companies, and a physical examination of those securities held by a safeguarding agent as of December 31, 1997 and 1996. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Medical Partners I, L.P. as of December 31,
1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended
December 31, 1997, in conformity with generally accepted accounting principles.



Albuquerque, New Mexico                 /S/KPMG Peat Marwick LLP
March 25, 1998

BALANCE SHEETS
--------------

	December 31,
	--------------------
	1997	1996
	-------	-------
ASSETS

Equity investments (cost basis of
 $5,011,218 and $3,649,974 in 1997
 and 1996, respectively)	$6,481,986	4,019,458

Cash and cash equivalents	157,137	1,985,053

Organizational costs (net of accumulated
 amortization of $34,000 and $26,000
 in 1997 and 1996, respectively)	6,000	14,000

Other assets	1,268	1,317
	---------	---------

     Total assets	$6,646,391	6,019,828
	=========	=========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses	$   29,213	27,548

Due to related parties	31,958	28,692
	---------	---------

     Total liabilities	61,171	56,240

Commitments and subsequent events
 (Notes 3, 5 and 8)

Partners' capital:
  Limited Partners
   (Units outstanding of 79,716
    for both 1997 and 1996)	5,127,957	5,602,813
  General Partners	(13,505)	(8,709)
  Net unrealized fair value increase
   from cost of equity investments	1,470,768	369,484
	---------	---------

     Total partners' capital	6,585,220	5,963,588
	---------	---------

     Total liabilities and partners'
       capital	$6,646,391	6,019,828
	=========	=========

See accompanying notes to financial statements.

<PAGE

STATEMENTS OF OPERATIONS
------------------------

	For the Years Ended December 31,
	------------------------------------
	1997	1996	1995
	-------	------	-------
Income:
  Interest income	$   73,349	178,979	245,800
  Dividend income	136	--	--
	---------	-------	-------
      Total income	73,485	178,979	245,800

Costs and expenses:
  Management fees	158,597	158,597	204,134
  Individual General
   Partners' compensation	31,804	31,138	31,575
  Amortization of
   organizational costs	8,000	8,000	8,000
  Operating expenses:
    Administrative and
     investor services	210,039	154,880	252,565
    Investment operations	69,447	62,721	78,333
    Computer services	45,699	38,897	29,172
    Professional fees	30,719	61,233	48,478
    Expenses absorbed by
     General Partners	--	(54,010)	(77,958)
    Expenses previously
     absorbed by General
     Partners	--	128,120	--
	---------	-------	-------
      Total operating
        expenses	355,904	391,841	330,590
	---------	-------	-------
      Total costs and
        expenses	554,305	589,576	574,299
	---------	-------	-------
Net operating loss	(480,820)	(410,597)	(328,499)

Net realized gain (loss)
  from sales of equity
  investments	1,168	(1,876)	--
	---------	-------	-------
Net realized loss	(479,652)	(412,473)	(328,499)

Change in net unrealized fair
 value of equity investments	1,101,284	377,961	(8,477)
	---------	-------	-------

Net income (loss)	$  621,632	(34,512)	(336,976)
	=========	=======	=======

Net realized loss per Unit	$       (6)	(5)	(4)
	=========	=======	=======

See accompanying notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 1997, 1996 and 1995:

                                                          Net Unrealized
                                                        Fair Value (Decrease)
                               Limited      General    Increase from Cost of
                               Partners     Partners    Equity Investments      Total
                               --------     --------    ------------------      -----


Partners' capital,
 December 31, 1994             $4,780,868     (1,382)            --         4,779,486

Sales of partnership
 interests                      1,865,844      1,868             --         1,867,712

Syndication fees                 (233,326)    (1,007)            --          (234,333)

Distributions of Offering
 Period income                    (77,011)      (778)            --           (77,789)

Change in net unrealized fair
 value of equity investments           --         --         (8,477)           (8,477)

Net realized loss                (325,214)    (3,285)            --          (328,499)
                                ---------     ------      ---------         ---------

Partners' capital,
 December 31, 1995              6,011,161     (4,584)        (8,477)        5,998,100

Change in net unrealized fair
 value of equity investments           --         --        377,961           377,961

Net realized loss                (408,348)    (4,125)            --          (412,473)
                                ---------     ------      ---------         ---------

Partners' capital,
 December 31, 1996              5,602,813     (8,709)       369,484         5,963,588

Change in net unrealized fair
 value of equity investments           --         --      1,101,284         1,101,284

Net realized loss                (474,856)    (4,796)            --          (479,652)
                                ---------     ------      ---------         ---------

Partners' capital,
 December 31, 1997
                               $5,127,957    (13,505)     1,470,768         6,585,220
                                =========     ======      =========         =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
------------------------

	For the Years Ended December 31,
	--------------------------------
	1997	1996	1995
	------	------	------
Cash flows from operating activities:
  Interest received	$   62,579	160,695	245,373
  Dividends received	136	--	--
  Cash paid to vendors	(100,938)	(111,299)	(92,428)
  Cash paid to related parties	(440,388)	(480,081)	(466,503)
	---------	---------	---------

    Net cash used by operating activities	(478,611)	(430,685)	(313,558)
	---------	---------	---------

Cash flows from investing activities:
  Purchases of equity investments	(1,357,786)	(1,533,007)	(819,131)
  Proceeds from sales of equity
   investments	8,481	--	--
	---------	---------	---------

    Net cash used by investing activities	(1,349,305)	(1,533,007)	(819,131)
	---------	---------	---------

Cash flows from financing activities:
  Proceeds from sales of limited
    partnership interests	--	--	1,865,844
  General Partners' capital contribution	--	--	1,868
  Distributions of Offering Period income	--	--	(123,713)
  Payments for syndication fees and
    organizational costs	--	--	(234,333)
	---------	---------	---------
    Net cash provided by financing
     activities	--	--	1,509,666
	---------	---------	---------
Net (decrease) increase in cash and
 cash equivalents	(1,827,916)	(1,963,692)	376,977

Cash and cash equivalents
 at beginning of year	1,985,053	3,948,745	3,571,768
	---------	---------	---------

Cash and cash equivalents
 at end of year	$  157,137	1,985,053	3,948,745
	=========	=========	=========
Reconciliation of net income (loss)
 to net cash used by operating
  activities:

Net income (loss)	$  621,632	 (34,512)	(336,976)

Adjustments to reconcile net income
 (loss) to net cash used by operating
  activities:

   Amortization of organizational costs	8,000	8,000	8,000
   Change in net unrealized fair value
    of equity investments	(1,101,284)	(377,961)	8,477
   Net realized (gain) loss from sales
    of equity investments	(1,168)	1,876	--

Changes in:
   Accounts payable and accrued expenses	1,665	1,433	899
   Due to related parties	3,266	(10,794)	7,343
   Other, net	(10,722)	(18,727)	(1,301)
	---------	---------	---------

Net cash used by operating activities	$ (478,611)	 (430,685)	(313,558)
	=========	=========	=========

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.  Summary of Significant Accounting Policies
    ------------------------------------------

Organization
------------

Technology Funding Medical Partners I, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware on September 3, 1992. The purpose of the Partnership is to make venture capital investments in emerging growth companies. The Partnership elected to be a business development company under the Investment Company Act of 1940, as amended (the "Act"), and operates as a non-diversified investment company as that term is defined in the Act. The Managing General Partners are Technology Funding Ltd. ("TFL"), and Technology Funding Inc. ("TFI"), a wholly-owned subsidiary of TFL. There are also three Individual General Partners. A wholly-owned subsidiary of TFI, Technology Funding Securities Corporation ("TFSC"), was the dealer-manager for the offering.

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

Preparation of Financial Statements and Use of Estimates
--------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Estimates are used when accounting for investments, change in unrealized fair value of investments, liabilities and contingencies. Because of the inherent uncertainty of valuation, the estimated fair value of investments may differ significantly from the values that would have been used had a ready market for investments existed, and the differences could be material.

Equity Investments
------------------

The Partnership's method of accounting for investments, in accordance with generally accepted accounting principles, is the fair value basis used for investment companies. The fair value of Partnership equity investments is their initial cost basis with changes as noted below:

The fair value for publicly-traded equity investments (marketable equity securities) is based upon the five-day-average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Certain publicly-traded equity investments may not be marketable due to selling restrictions and for those securities, an illiquidity discount of up to 33% is applied when determining the fair value; the actual discount percentage is based on the type and length of the restrictions. Investments valued under this method were $1,180,687 and $249,469 at December 31, 1997 and 1996, respectively.

All investments which are not publicly traded are valued at fair market value as determined by the Managing General Partners in the absence of readily ascertainable market values. Investments valued under this method were $5,301,299 and $3,769,989 at December 31, 1997 and 1996, respectively. Generally, investments in privately held companies are valued at original cost unless there is clear evidence of a change in fair value, such as a recent round of third-party financings or events that, in the opinion of the Managing General Partners, indicate a change in value.

Convertible and subordinated notes receivable are stated at cost plus accrued interest, which is equivalent to fair value, and are included in equity investments as repayment of these notes generally occurs through conversion into equity investments.

Venture capital limited partnership investments are initially recorded at cost and are valued based on the fair value of the underlying investments. Limited partnership distributions that are a return of capital reduce the cost basis of the Partnership's investment. Distributions from limited partnership cumulative earnings are reflected as realized gains by the Partnership.

Where, in the opinion of the Managing General Partners, events indicate that the fair value of equity and venture capital investments and convertible and subordinated notes receivable may not be recoverable, a write down to estimated fair value is recorded. Temporary changes in fair value result in increases or decreases to the unrealized fair value of equity investments. Adjustments to fair value basis are reflected as "Change in net unrealized fair value of equity investments." In the case of an other than temporary decline in value below cost basis, an appropriate reduction in the cost basis is recognized as a realized loss with the fair value being adjusted to match the new cost basis. Cost basis adjustments are reflected as "Realized losses from investment write-downs" or "Net realized loss from venture capital limited partnership investments" on the Statements of Operations.

Sales of equity investments are recorded on the trade date. The basis on which cost is determined in computing realized gains or losses is specific identification.





Cash and Cash Equivalents
-------------------------

Cash and cash equivalents are principally comprised of cash invested in demand accounts and money market instruments and are stated at cost plus accrued interest. The Partnership considers all money market and short-term investments with an original maturity of three months or less to be cash equivalents.

Organizational Costs
--------------------

Organizational costs of $40,000 are amortized over 60 months using the straight-line method.

Net Realized Income (Loss) Per Unit
-----------------------------------

Net realized income (loss) per Limited Partner Unit is calculated by dividing the weighted average number of Limited Partner Units outstanding for the years ended December 31, 1997, 1996 and 1995, of 79,716, 79,716 and 74,425, respectively, into total net realized loss allocated to the Limited Partners. The Managing General Partners contributed 0.1% of total Limited Partner capital contribution and did not receive any Partnership units.

Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting. The difference in the total book and tax cost basis as of December 31, 1997, is not material.

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





2.  Financing of Partnership Operations
    -----------------------------------

The Managing General Partners expect cash received from the future liquidation of Partnership investments will provide the necessary liquidity to fund Partnership operations. The Partnership may be dependent upon the financial support of the Managing General Partners to fund operations if future proceeds are not received timely. The Managing General Partners have committed to support the Partnership's working capital requirements through short-term advances as necessary.

3.  Related Party Transactions
    --------------------------

Included in costs and expenses are related party costs as follows:

	1997	1996	1995
	------	-----	------

  Management fees	$158,597	158,597	204,134
  Syndication fees	--	--	234,333
  Individual General Partners'
   compensation	31,804	31,138	31,575
  Amortization of organizational
   costs	8,000	8,000	8,000
  Reimbursable operating expenses:
    Administrative and investor
     services	145,407	114,191	216,113
    Investment operations	63,311	52,354	70,810
    Computer services	44,535	38,897	29,172
    Expenses absorbed by
     General Partners	--	(54,010)	(77,958)
    Expenses previously absorbed
     by General Partners	--	128,120	--

Management fees are equal to two percent of the total Limited Partner capital contributions for the first year of Partnership operations through the sixth year. Beginning in the seventh year, management fees will decline by ten percent per year from the initial two percent. Management fees compensate the Managing General Partners solely for General Partner overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. Pursuant to the Partnership Agreement, a full first year fee is paid to the Managing General Partners as each additional Limited Partner is admitted to the Partnership, regardless of the date the Limited Partner is admitted. Management fees payable were $26,433 and $13,216 at December 31, 1997 and 1996, respectively.

The Partnership reimbursed the Managing General Partners for organizational and offering expenses (up to five percent of the total Limited Partner capital contributions) incurred in connection with organizing the Partnership and the offering of Units thereof. Such reimbursements have been reflected in the Statements of Partners' Capital as syndication fees except for $40,000 of organizational costs which have been capitalized.

Also included in the syndication fees are commissions and fees paid to Technology Funding Securities Corporation (TFSC), the dealer-manager. During the year ended December 31, 1995, the Partnership paid commissions and fees of $133,618 of which $118,711 was reallowed to participating broker-dealers. In addition, the Partnership also paid $7,424 in 1995, to TFSC for due diligence expenses (up to one-half of one percent of total Limited Partner capital contributions) that TFSC paid to unaffiliated broker-dealers. No such commissions and fees were paid in 1997 or 1996.

Pursuant to the Partnership Agreement, the Partnership shall reimburse the Managing General Partners for operational costs incurred by the Managing General Partners in conjunction with the business of the Partnership. The Partnership may not pay or reimburse the Managing General Partners for operational costs that aggregate more than 3% of total Limited Partner capital contributions of the Partnership in each year through the first five years of operations after the termination of Unit sales, and 1.5% in any year thereafter. For purposes of this limitation, the Partnership's operating year begins on May 3. No expenses were absorbed by the General Partners in 1997. Amounts due to related parties were $5,525 and $15,476 at December 31, 1997 and 1996, respectively. In 1996 and 1995, the Managing General Partners absorbed $54,010 and $77,958, respectively, in operating expenses. In 1996, it was determined that certain operational costs paid directly to the Partnership, which had previously been absorbed by the General Partners were not subject to this limitation; consequently $128,120 was reimbursed to the General Partners.

Reimbursable operating expenses include expenses (other than Organizational and Offering expenses and General Partner overhead) such as administrative and investor services, investment operations, and computer services. During late 1995, operating cost allocations to the Partnership were reevaluated. The Managing General Partners determined that they had not fully recovered allocable overhead as permitted by the Partnership Agreement. As a result, the Partnership was charged additional administrative and investor services costs of $52,403 that were not previously recognized by the Partnership. This amount consisted of $26,613,and $25,790 for 1995 and prior years, respectively. If this charge had been recorded in prior years, operating expenses (before expenses absorbed by General Partners and expenses not subject to limitation) would have been $317,731 and $382,758 for 1996 and 1995, respectively.

As compensation for their services, the Individual General Partners each receive $6,000 annually beginning on the Commencement Date, plus $1,000 for each of the management committee meetings attended and related expenses. The three Individual General Partners each own 20 Units.

Effective November 1, 1997, TFL assigned its California office lease to Technology Funding Property Management LLC (TFPM), an entity that is affiliated to the Managing General Partner. Under the terms of a rent agreement, TFPM charges the Partnership for its share of office rent and related overhead costs. These amounts are included in administrative and investor service costs.
Under the terms of a computer service agreement, Technology Administrative Management, a division of TFL, charges the Partnership for its share of computer support costs. These amounts are included in computer services expenses.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers.

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

Losses allocable to Limited Partners in excess of their capital account balances will be allocated to the Managing General Partners. Net profit thereafter, otherwise allocable to those Limited Partners, would be allocated to the Managing General Partners to the extent of such losses.

As indicated above, losses from unaffiliated venture capital limited partnership investments are allocated pursuant to section
(b). Gains are allocated first to offset previously allocated losses pursuant to (b)(i) above, and then 99% to Limited Partners and 1% to the Managing General Partners.

Income earned from short-term investments during the Offering
Period was allocated monthly, 99% to the Limited Partners and 1% to the Managing General Partners.

In no event shall the General Partners' interest in profits and losses be less than 1%.



5.  Equity Investments
    ------------------

At December 31, 1997, and December 31, 1996, equity investments consisted of:

December 31, 1997     December 31, 1996
                                        Principal     ------------------     -----------------
                             Investment Amount or     Cost       Fair        Cost        Fair
Industry/Company    Position    Date      Shares      Basis      Value       Basis       Value
----------------    --------    ----      ------      -----      -----       -----       -----

Medical/Biotechnology
---------------------
Acusphere, Inc.    Series B
                   Preferred
                   shares      05/95     125,000   $  200,000    375,000     200,000     267,500
Acusphere, Inc.    Series C
                   Preferred
                   shares      05/96     163,552      350,001    490,656     350,001     350,001
Acusphere, Inc.    Series D
                   Preferred
                   shares      11/97      52,083      156,250    156,250          --          --
Biex, Inc.         Series E
                   Preferred
                   shares       8/97     120,000      300,000    300,000          --          --
CV Therapeutics,   Common
 Inc.              share
                   warrant at
                   $20.00;
                   expiring
                   09/00       09/95       1,920          768          0         768           0
CV Therapeutics,   Common
 Inc.              shares      11/96      26,455      487,224    240,211     487,224     125,982
Peptide            Common
 Therapeutics      shares
 Group                         02/96       2,151           --         --       7,313       7,823
Prolinx, Inc.      Series A
                   Preferred
                   shares      05/95     119,631      119,631    209,354     119,631     119,631
Prolinx, Inc.      Series A
                   Preferred
                   shares      12/95     124,369      124,369    217,646     124,369     124,369
Prolinx, Inc.      Series A
                   Preferred
                   shares      09/96     156,000      156,000    273,000     156,000     156,000
Prolinx, Inc.      Series B
                   Preferred
                   shares      07/97     164,835      288,461    288,461          --          --
RedCell, Inc.      Series B
                   Preferred
                   shares      12/94     132,979      125,000          0     125,000     125,000
RedCell, Inc.      Convertible
                   note (1)    02/96     $89,966       98,149     98,149      96,285      96,285
RedCell, Inc.      Series C
                   Preferred
                   share warrant
                   exercise
                   price to be           $13,495
                   determined;           aggregate
                   expiring              purchase
                   02/01       02/96     price              0          0           0           0
RedCell, Inc.      Convertible
                   note (1)    07/96     $71,973       76,131     76,131      74,692      74,692
RedCell, Inc.      Series C
                   Preferred
                   share warrant
                   exercise
                   price to be           $10,796
                   determined;           aggregate
                   expiring              purchase
                   07/01       07/96     price              0          0           0           0

Medical/Diagnostic Equipment
----------------------------
Endocare, Inc.     Common
                   shares      08/96       2,000        6,000      7,160       6,000       4,824





Endocare, Inc.     Common
                   share
                   warrant at
                   $3.00;
                   expiring
                   08/01       08/96      30,000            0     13,050           0      12,060
Endocare, Inc.     Convertible
                   note (1)    08/96    $150,000           --         --     158,533     158,533
Endocare, Inc.     Common
                   shares      01/97      66,400      166,000    214,480          --          --
Endocare, Inc.     Common
                   shares      01/97      84,000      294,000    300,720          --          --
LifeCell           Series B
 Corporation       Preferred
                   shares      11/96       2,500      232,089    232,089     247,500     247,500
LifeCell           Common
 Corporation       share
                   warrant at
                   $4.13;
                   expiring
                   11/01       11/96      56,451        2,500     37,258       2,500       2,500
LifeCell           Series B
 Corporation       Preferred
                   shares      02/97          29        2,692      2,692          --          --
LifeCell           Series B
 Corporation       Preferred
                   shares      05/97          60        5,570      5,570          --          --
LifeCell           Series B
 Corporation       Preferred
                   shares      08/97          38        3,528      3,528          --          --
LifeCell           Series B
 Corporation       Preferred
                   shares      11/97          39        3,621      3,621          --          --
R2 Technology,     Series A-1
 Inc.              Preferred
                   shares      05/94     100,000      100,000    184,000     100,000     184,000
R2 Technology,     Series B
 Inc.              Preferred
                   share warrant
                   at $2.00;
                   expiring
                   11/00       11/95       2,417            0          0           0           0
R2 Technology,     Series B-1
 Inc.              Preferred
                   shares      03/96      17,134       34,268     34,268      34,268      34,268

Health Information Systems
--------------------------
ADESSO Specialty   Series D
 Services          Preferred
 Organization,     shares
 Inc.                          12/97      11,905      100,002    100,002          --          --
CareCentric        Series A
 Solutions, Inc.   Preferred
                   shares      10/95      66,667      100,000     65,710     100,000     113,333
CareCentric        Series B
 Solutions, Inc.   Preferred
                   shares      09/96      86,999      130,499     85,749     130,499     130,499
CareCentric        Series C
 Solutions, Inc.   Preferred
                   shares      12/97      31,051       32,604     32,604          --          --
CareCentric        Common
 Solutions, Inc.   share
                   warrant at
                   $.15
                   expiring
                   12/02       12/97      15,525       13,972     13,972          --          --

Pharmaceuticals
---------------
Axys               Common
 Pharmaceuticals   shares
 Inc.                          12/95       9,464      125,000     78,930     125,000     130,017
Megabios Corp.     Common
	shares      09/94      64,375      250,000    725,957     250,000     482,813
Megabios Corp.     Common
	shares      12/94      19,312       75,001    217,781      75,001     144,845
Megabios Corp.     Common
	shares      07/95      16,737       64,999    188,743      64,999     125,530
Neurex             Common
 Corporation       shares      09/96         149        3,129      2,004       3,129       2,350
Periodontix,       Series A
 Inc.              Preferred
                   shares      12/93     100,000      100,000    245,000     100,000     200,000
Periodontix,       Series B
 Inc.              Preferred
                   shares      02/96      67,000      134,000    164,150     134,000     134,000

Environmental
-------------
Naiad Technologies,Series A
 Inc.              Preferred
                   shares      12/95      50,000       25,000    162,500      25,000     100,000
Naiad Technologies,Series B
 Inc.              Preferred
                   Shares      11/96      62,602      125,204    203,457     125,204     125,204
Naiad Technologies,Series C
 Inc.              Preferred
                   Shares      11/97      49,230      159,998    159,998          --          --

Venture Capital Limited Partnership Investments
-----------------------------------------------
Medical Science    Limited
 Partners II       Partnership
                   Interests   various  $250,000      239,558    272,135     227,058     239,899
                                                    ---------  ---------   ---------   ---------

Total Equity Investments                           $5,011,218  6,481,986   3,649,974   4,019,458
                                                    =========  =========   =========   =========

 --   No investment held at end of period.
 0    Investment active with a carrying value or fair value of zero.
(1)    Convertible notes include accrued interest.  Interest rates on such notes ranged from 8%
      to 16%.



Marketable Equity Securities
----------------------------

At December 31, 1997 and 1996, marketable equity securities had an aggregate cost of $1,084,621 and $587,242, respectively, and an aggregate fair value of $1,180,687 and $249,469, respectively. The unrealized gain/loss at December 31, 1997 and 1996, included gross gains of $391,042 and $5,527, respectively.

Acusphere, Inc.
---------------

In November of 1997, the Partnership made an additional investment in the company by purchasing 52,083 Series D Preferred shares for $156,250. The pricing of this round, in which third parties participated, indicated a fair value increase of $248,155 for the Partnership's existing investment.

Adesso Specialty Services Organization, Inc.
---------------------------------------------

In December of 1997, the Partnership purchased 11,905 Series D
Preferred shares for $100,002.

Biex, Inc.
----------

In August of 1997, the Partnership purchased 120,000 Series E
Preferred shares for $300,000.

CareCentric Solutions, Inc.
---------------------------

In December of 1997, the Partnership made an additional investment in the company by purchasing 31,051 Series C Preferred shares and a warrant for 15,525 common shares for a total cost of $46,576. The pricing of this round, in which third parties participated, indicated a decrease in fair value of $92,373 for the Partnership's existing investment.

Endocare, Inc.
--------------

In January of 1997, the Partnership made an additional investment in the company by purchasing 84,000 common shares for $294,000. In addition, the Partnership converted its $150,000 note receivable, including accrued interest of $16,000, into 66,400 common shares at a total cost of $166,000. At December 31, 1997, the Partnership recorded an increase of $58,526 in fair value to reflect the publicly-traded market price of its common stock and warrant investments; the fair value was net of a discount applied for restricted securities.

Megabios Corp.
--------------

In September of 1997, the company completed its initial public offering ("IPO"). Prior to the IPO, the company effected a reverse stock split resulting in the Partnership's Preferred shares being converted to 100,424 Common shares. At December 31, 1997, the Partnership recorded an increase in the change in fair value of $379,293 to reflect the publicly traded market price of its investment, net of a discount applied as the Partnership is restricted from selling its shares until March 1998.

Subsequent to year end, the fair value of the Partnership's investment decreased by $319,047 as a result of a decrease in the publicly-traded market price at March 23, 1998.

Naiad Technologies, Inc. (formerly TMC, Inc.)
---------------------------------------------

In November of 1997, the Partnership made an additional investment in the company by purchasing 49,230 Series C Preferred shares for $159,998. The pricing of this round, in which third parties participated, indicated an increase in fair value of $140,753 for the Partnership's existing investment.

Periodontix, Inc.
-----------------

In December of 1997, the company had an additional round of financing in which the Partnership did not participate. The pricing of this round, indicated an increase in fair value of $75,150 for the Partnership's existing investment.

Prolinx, Inc.
-------------

In July of 1997, the Partnership made an additional investment in the company by purchasing 164,835 Series B Preferred shares for $288,461. The pricing of this round in which third parties participated, indicated a $300,000 increase in the fair value of the Partnership's existing investment.

RedCell, Inc.
-------------

During the second quarter of 1997, the company had a new round of financing in which the Partnership did not participate. The pricing of this round indicated a decrease in fair value of $125,000 for the Partnership's existing investment at December 31, 1997.

Venture Capital Limited Partnership Investment
----------------------------------------------

The Partnership recorded a cost basis increase of $12,500 in venture capital limited partnership investments in 1997, as a result of an additional capital contribution. The Partnership recorded an increase in fair value of $19,736 due to the additional contribution and an increase in fair value of the underlying investments.





Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly-traded portfolio companies.

6.  Change in Net Unrealized Fair Value of Equity Investments
    ---------------------------------------------------------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Change in net unrealized fair value of equity investments. " The table below discloses details of the changes:


	For the Years Ended December 31,
	------------------------------------

	1997	1996	1995
	--------	--------	--------

Increase (decrease) in
 fair value from cost of
 marketable equity
 securities	$  96,066	(337,773)	--

Increase (decrease) in fair
 value from cost of
 non-marketable
 equity securities	1,374,702	707,257	(8,477)
	---------	-------	-----

 Net unrealized fair
  value increase (decrease)
  from cost at end of year	1,470,768	369,484	(8,477)

 Net unrealized fair
  value increase (decrease)
  from cost at beginning
  of year	369,484	(8,477)	--
	---------	-------	-----

Change in net unrealized
 fair value of equity
 investments	$1,101,284	377,961	(8,477)
	=========	=======	=====


7.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at December 31, 1997 and 1996, consisted of:

	1997	1996
	-------	-------


Demand accounts	$  3,470	2,844
Money-market accounts	153,667	1,982,209
	-------	---------

  Total	$157,137	1,985,053
	=======	=========


8.  Commitments
    -----------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At December 31, 1997, the Partnership had no unfunded commitments.

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


                      TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.

                           By:  TECHNOLOGY FUNDING INC.
                                Managing General Partner


Date:  March 25, 1998      By:     /s/Michael Brenner
                                ------------------------------
                                   Michael Brenner
Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature         Capacity                   Date
          ---------         --------                   ----

   /s/Charles R. Kokesh    President, Chief        March 25, 1998
------------------------   Executive Officer,
Charles R. Kokesh          Chief Financial
                           Officer and Chairman of
                           Technology Funding Inc.
                           and Managing General
                           Partner of Technology
                           Funding, Ltd.

   /s/Gregory T. George    Group Vice President    March 25, 1998
------------------------   of Technology Funding
Gregory T. George          Inc. and a General
                           Partner of Technology
                           Funding, Ltd.

The above represents the Board of Directors of Technology Funding
Inc. and the General Partners of Technology Funding Ltd.