Form 10-Q
period 1998-03-31
TECHNOLOGY FUNDING MEDICAL PARTNERS I L P
filed 1998-05-15
CIK 893755

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1998

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                      (unaudited)
                                       March 31,         December 31,
                                         1998               1997
                                     ------------       ------------
ASSETS

Equity investments(cost basis of
 $5,008,088 and $5,011,218 in
 1998 and 1997, respectively)         $6,224,747         6,481,986
Cash and cash equivalents                  3,917           157,137
Organizational costs (net of
 accumulated amortization of
 $36,000 and $34,000 in 1998
 and 1997, respectively)                   4,000             6,000
Other assets                                 770             1,268
                                       ---------         ---------
     Total assets                     $6,233,434         6,646,391
                                       =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses $   26,111            29,213
Due to related parties                    15,516            31,958
                                       ---------         ---------
     Total liabilities                    41,627            61,171

Commitments (Note 2)

Partners' capital:
 Limited Partners (Units
  outstanding of 79,716
  in both 1998 and 1997)               4,990,046         5,127,957
 General Partners                        (14,898)          (13,505)
 Net unrealized fair value increase
  from cost of equity investments      1,216,659         1,470,768
                                       ---------         ---------
     Total partners' capital           6,191,807         6,585,220
                                       ---------         ---------
     Total liabilities and
       partners' capital              $6,233,434         6,646,391
                                       =========         =========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                                        For the Three
                                                        Months Ended
                                                          March 31,
                                                   -----------------------
                                                     1998           1997
                                                     ----           ----
Income:
 Notes receivable interest                       $      --         10,770
 Short-term investment interest                        224         22,116
 Dividend income                                     4,449             --
                                                  --------        -------

 Total income                                        4,673         32,886

Costs and expenses:
 Management fees                                    39,649         39,649
 Individual General Partners'
  compensation                                       4,299          4,814
 Amortization of organizational
  costs                                              2,000          2,000
 Operating expenses:
  Administrative and investor
   services                                         51,294         42,536
  Investment operations                             25,882         15,365
  Professional fees                                  5,478          6,274
  Computer services                                 14,975          9,870
                                                  --------        -------

     Total operating expenses                       97,629         74,045
                                                  --------        -------

  Total costs and expenses                         143,577        120,508
                                                  --------        -------

Net operating loss                                (138,904)       (87,622)

Net realized (loss) gain from sales
  of equity investments                               (400)         1,156
                                                  --------        -------

Net realized loss                                 (139,304)       (86,466)

Change in net unrealized fair
 value of equity investments                      (254,109)        45,501
                                                  --------        -------

Net loss                                         $(393,413)       (40,965)
                                                  ========        =======

Net realized loss per Unit                       $      (2)            (1)
                                                  ========        =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                      For the Three Months Ended March 31,
                                      ------------------------------------
                                               1998             1997
                                              ------           ------
Cash flows from operating activities:
 Interest received                          $     224           22,116
 Dividend income received                       4,449               --
 Cash paid to vendors                         (25,470)         (14,615)
 Cash paid to related parties                (135,153)        (111,653)
                                              -------        ---------
  Net cash used by operating activities      (155,950)        (104,152)
                                              -------        ---------
Cash flows from investing activities:
 Purchase of equity investments                    --         (306,500)
 Proceeds from the sales of equity
  investments                                   2,730            8,469
                                              -------        ---------
  Net cash provided (used)
   by investing activities                      2,730         (298,031)
                                              -------        ---------
Net decrease in cash and
 cash equivalents                            (153,220)        (402,183)
Cash and cash equivalents at beginning
 of year                                      157,137        1,985,053
                                              -------        ---------
Cash and cash equivalents at March 31       $   3,917        1,582,870
                                              =======        =========
Reconciliation of net loss to
 net cash used by operating activities:

Net loss                                    $(393,413)         (40,965)

Adjustments to reconcile net loss
 to net cash used by operating activities:
  Amortization of organizational costs          2,000            2,000
  Change in net unrealized fair value
   of equity investments                      254,109          (45,501)
  Net realized loss from sales of equity
   investments                                    400           (1,156)

Changes in:
  Accounts payable and accrued expenses        (3,102)               0
  Due to/from related parties                 (16,442)          (9,405)
  Other changes, net                              498           (9,125)
                                              -------        ---------
Net cash used by operating activities       $(155,950)        (104,152)
                                              =======        =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of March 31, 1998, and December 31, 1997, and the related Statements of Operations and Statements of Cash Flows for the three months ended March 31, 1998 and 1997, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1997. The following notes to financial statements for activity through March 31, 1998, supplement those included in the Annual Report on Form 10-K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 1998 and 1997, were as follows:

                                              1998              1997
                                             -------           -------
Management fees                             $ 39,649            39,649
Individual General Partners' compensation      4,299             4,814
Amortization of organizational costs           2,000             2,000
Reimbursable operating expenses               74,763            57,785

Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. Amounts due from related parties for such expenses were $10,917 at March 31, 1998 and at December 31, 1997 amounts due to related parties totaled $5,525.

Pursuant to the Partnership Agreement, the Partnership shall reimburse the Managing General Partners for operational costs incurred by the Managing General Partners in conjunction with the business of the Partnership. The Partnership may not pay or reimburse the Managing General Partners for operational costs that aggregate more than 3% of total Limited Partner capital contributions of the Partnership in each year through the first five years of operations after the termination of unit sales and 1.5% in any year thereafter. For purposes of this limitation, the Partnership's operating year begins May 3rd. As of March 31, 1998 and 1997, no operational expenses were absorbed by the General Partners.

Management fees payable were $26,433 at both March 31, 1998 and December
31, 1997.

3.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1997, is in the
1997 Annual Report.  Activity from January 1 through March 31, 1998, consisted of:
                                                                    January 1 through
                                                                     March 31, 1998
                                                                ------------------------
                                                  Principal
                                    Investment    Amount or         Cost         Fair
Industry/Company      Position         Date         Shares          Basis        Value
----------------      --------      ----------    ----------      ---------    ---------

Balance at January 1, 1998                                       $5,011,218    6,481,986
                                                                  ---------    ---------
Significant changes:

Endocare,              Common
 Inc.                  shares          01/97      150,400                 0      (58,825)
Megabios               Common          09/94-
 Corporation           shares          07/95      100,424                 0     (223,643)
                                                                  ---------    ---------

Total significant changes                                        $        0     (282,468)

Other changes, net                                                   (3,130)      25,229
                                                                  ---------    ---------

Total equity investments at March 31, 1998                       $5,008,088    6,224,747
                                                                  =========    =========



Marketable Equity Securities
----------------------------

As of March 31, 1998, and December 31, 1997, marketable equity securities had aggregate costs of $1,472,350 and $1,084,621, respectively, and aggregate fair values of $1,760,024 and $1,180,687, respectively. The net unrealized gain and loss at March 31, 1998, and December 31, 1997, included gross gains of $603,801 and $391,042, respectively.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly traded portfolio companies.

4.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at March 31, 1998, and December 31, 1997, consisted of:

                                               1998           1997
                                              ------         ------
Demand accounts                               $  416           3,470
Money-market accounts                          3,501         153,667
                                               -----         -------
     Total                                    $3,917         157,137
                                               =====         =======

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the three months ended March 31, 1998, net cash used by operating activities totaled $155,950. The Partnership paid management fees of $39,649 to the Managing General Partners and paid related parties $91,205 for operating expenses. In addition, $4,299 was paid to the Individual General Partners as compensation for their services. The Partnership paid other operating expenses of $25,470. Interest income of $224 and dividend income of $4,449 was received.

During the three months ended March 31 1998 the Partnership received $2,730 from equity investment sales.

Cash and cash equivalents at March 31, 1998, were $3,917. Future proceeds from investment sales, interest income earned on short-term investments and operating cash reserves along with Managing General Partners' support are expected to be adequate to fund Partnership operations through the next twelve months.


Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net loss was $393,413 for the three months ended March 31, 1998, compared to a net loss of $40,965 for the same period in 1997. The increase in net loss was primarily due to a $299,610 decrease in net unrealized fair value of equity investments.

The Partnership recorded a decrease in equity investment fair value of $254,109 for the three months ended March 31, 1998 compared to an increase of $45,501 for the same period in 1997. The 1998 decrease was primarily due to decreases in the pharmaceutical and medical/diagnostic equipment industries.

Total operating expenses were $97,629 for the quarter ended March 31, 1998, compared to $74,045 for the same period in 1997. The increase is attributable to increased investment monitoring activities and related administrative costs.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1998.

(b) Financial Data Schedule for the three months ended and as of March 31, 1998 (Exhibit 27).

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

                         TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner






Date:  May 14, 1998   By:         /s/Michael R. Brenner
                              -----------------------------------
                                     Michael R. Brenner
                                     Controller