Form 10-Q
period 1998-06-30
TECHNOLOGY FUNDING MEDICAL PARTNERS I L P
filed 1998-08-14
CIK 893755

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1998

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                      (unaudited)
                                        June 30,         December 31,
                                         1998               1997
                                     ------------       ------------
ASSETS

Equity investments(cost basis of
 $5,008,088 and $5,011,218 in
 1998 and 1997, respectively)         $6,327,504         6,481,986
Cash and cash equivalents                  1,577           157,137
Organizational costs (net of
 accumulated amortization of
 $38,000 and $34,000 in 1998
 and 1997, respectively)                   2,000             6,000
Other assets                               1,820             1,268
                                       ---------         ---------
     Total assets                     $6,332,901         6,646,391
                                       =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses $   19,220            29,213
Due to related parties                    84,212            31,958
                                       ---------         ---------
     Total liabilities                   103,432            61,171

Commitments (Note 3)

Partners' capital:
 Limited Partners (Units
  outstanding of 79,716
  in both 1998 and 1997)               4,925,602         5,127,957
 General Partners                        (15,549)          (13,505)
 Net unrealized fair value increase
  from cost of equity investments      1,319,416         1,470,768
                                       ---------         ---------
     Total partners' capital           6,229,469         6,585,220
                                       ---------         ---------
     Total liabilities and
       partners' capital              $6,332,901         6,646,391
                                       =========         =========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                              For the Three                For the Six
                                              Months Ended                 Months Ended
                                                June 30,                     June 30,
                                         -----------------------      -----------------------
                                           1998           1997          1998           1997
                                           ----           ----          ----           ----
Income:
 Notes receivable interest              $      --            --            --         10,770
 Short-term investment interest               472        20,342           696         42,458
 Dividend income                            3,498            --         7,947             --
                                         --------       -------       -------        -------

 Total income                               3,970        20,342         8,643         53,228

Costs and expenses:
 Management fees                           39,649        39,649        79,298         79,298
 Individual General Partners'
  compensation                             11,069        10,522        15,368         15,336
 Amortization of organizational costs       2,000         2,000         4,000          4,000
 Operating expenses:
  Administrative and investor services     54,266        39,493       105,560         82,029
  Investment operations                     2,581        42,789        28,463         58,154
  Professional fees                         9,744         7,616        15,222         13,890
  Computer services                        12,291        10,393        27,266         20,263
  Expenses absorbed by General
   Partners                               (62,535)           --       (62,535)            --
                                         --------       -------       -------        -------

     Total operating expenses              16,347       100,291       113,976        174,336
                                         --------      --------       -------        -------

  Total costs and expenses                 69,065       152,462       212,642        272,970
                                         --------      --------       -------        -------

Net operating loss                        (65,095)     (132,120)     (203,999)      (219,742)

Net realized (loss) gain from sales
  of equity investments                        --            --          (400)         1,156
                                         --------       -------       -------        -------

Net realized loss                         (65,095)     (132,120)     (204,399)      (218,586)

Change in net unrealized fair
 value of equity investments              102,757        44,038      (151,352)        89,539
                                         --------       -------       -------        -------

Net income (loss)                       $  37,662       (88,082)     (355,751)      (129,047)
                                         ========       =======       =======        =======

Net realized loss per Unit              $      (1)           (2)           (3)            (3)
                                         ========       =======       =======        =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                          For the Six Months Ended June 30,
                                          ---------------------------------
                                               1998             1997
                                              ------           ------
Cash flows from operating activities:
 Interest received                          $     696           42,458
 Dividend income received                       7,947               --
 Cash paid to vendors                         (37,351)         (71,974)
 Cash paid to related parties                (129,582)        (216,135)
                                              -------        ---------
  Net cash used by operating activities      (158,290)        (245,651)
                                              -------        ---------
Cash flows from investing activities:
 Purchase of equity investments                    --         (306,500)
 Proceeds from the sales of equity
  investments                                   2,730            8,469
                                              -------        ---------
  Net cash provided (used)
   by investing activities                      2,730         (298,031)
                                              -------        ---------
Net decrease in cash and
 cash equivalents                            (155,560)        (543,682)
Cash and cash equivalents at beginning
 of year                                      157,137        1,985,053
                                              -------        ---------
Cash and cash equivalents at June 30        $   1,577        1,441,371
                                              =======        =========
Reconciliation of net loss to
 net cash used by operating activities:

Net loss                                    $(355,751)        (129,047)

Adjustments to reconcile net loss
 to net cash used by operating activities:
  Amortization of organizational costs          4,000            4,000
  Change in net unrealized fair value
   of equity investments                      151,352          (89,539)
  Net realized loss (gain) from sales
   of equity investments                          400           (1,156)

Changes in:
  Accounts payable and accrued expenses        (9,993)          (9,749)
  Due to related parties                       52,254           (8,962)
  Other changes, net                             (552)         (11,198)
                                              -------        ---------
Net cash used by operating activities       $(158,290)        (245,651)
                                              =======        =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the accompanying interim financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1997. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

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


3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 1998 and 1997, were as follows:

                                              1998              1997
                                             -------           -------
Management fees                             $ 79,298            79,298
Individual General Partners' compensation     15,368            15,336
Amortization of organizational costs           4,000             4,000
Reimbursable operating expenses              149,705           112,538
Expenses absorbed by General Partners        (62,535)               --

Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. Amounts due to related parties for such expenses were $18,130 and $5,525 at June 30, 1998 and at December 31, 1997, respectively.

Pursuant to the Partnership Agreement, the Partnership shall reimburse the Managing General Partners for operational costs incurred by the Managing General Partners in conjunction with the business of the Partnership. The Partnership may not pay nor reimburse the Managing General Partners for operational costs that aggregate more than 3% of total Limited Partner capital contributions of the Partnership in each year through the first five years of operations after the termination of unit sales and 1.5% in any year thereafter. For purposes of this limitation, the Partnership's operating year begins May 3rd. For the six months ended June 30,1998, the Managing General Partners absorbed $62,535 in operating expenses. No such expenses were absorbed for the six months ended June 30, 1997.

Management fees payable were $66,082 and $26,433 at June 30, 1998 and December 31, 1997, respectively.

4.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1997 is in the 1997
Annual Report.  Activity from January 1 through June 30, 1998 consisted of:
                                                                    January 1 through
                                                                      June 30, 1998
                                                                ------------------------
                                                  Principal
                                    Investment    Amount or         Cost         Fair
Industry/Company      Position         Date         Shares          Basis        Value
----------------      --------      ----------    ----------      ---------    ---------

Balance at January 1, 1998                                       $5,011,218    6,481,986
                                                                  ---------    ---------
Significant changes:

Medical/Biotechnology
---------------------
Prolinx,               Series A
 Inc.                  Preferred       05/95-
                       shares          09/96      400,000                 0      168,000
Prolinx,               Series B
 Inc.                  Preferred
                       shares          07/97      164,835                 0       69,231

Medical/Diagnostic Equipment
----------------------------
Endocare,              Common          08/96-
 Inc.                  shares          01/97      152,400                 0      (64,246)
Lifecell               Common share
 Corporation           warrant at
                       $4.13;
                       expiring 11/01  11/96       56,451                 0       90,886

Pharmaceuticals
---------------
Megabios               Common          09/94-
 Corporation           shares          07/95      100,424                 0     (372,974)
                                                                  ---------    ---------

Total significant changes                                                 0     (109,103)

Other changes, net                                                   (3,130)     (45,379)
                                                                  ---------    ---------

Total equity investments at June 30, 1998                        $5,008,088    6,327,504
                                                                  =========    =========



Marketable Equity Securities
----------------------------

As of June 30, 1998, and December 31, 1997, marketable equity securities had aggregate costs of $1,484,718 and $1,084,621, respectively, and aggregate fair values of $1,655,946 and $1,180,687, respectively. The net unrealized gains at June 30, 1998, and December 31, 1997, respectively, included gross gains of $582,500 and $391,042, respectively.

Prolinx, Inc.
-------------

During the second quarter of 1998, the company had a new round of financing in which the Partnership did not participate. The pricing of this round indicated an increase in fair value of $237,231 for the Partnership's existing investment.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly traded portfolio companies.

5.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at June 30, 1998, and December 31, 1997, consisted of:

                                               1998           1997
                                              ------         ------
Demand accounts                               $1,515           3,470
Money-market accounts                             62         153,667
                                               -----         -------
     Total                                    $1,577         157,137
                                               =====         =======


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the six months ended June 30, 1998, net cash used by operating activities totaled $158,290. The Partnership paid management fees of $39,649 to the Managing General Partners and paid related parties $74,565 for operating expenses. In addition, $15,368 was paid to the Individual General Partners as compensation for their services. The Partnership paid other operating expenses of $37,351. Interest income of $696 and dividend income of $7,947 were received.

During the six months ended June 30, 1998 the Partnership received $2,730 from equity investment sales.

Cash and cash equivalents at June 30, 1998, were $1,577. Future proceeds from investment sales, interest income earned on short-term investments and operating cash reserves along with Managing General Partners' support are expected to be adequate to fund Partnership operations through the next twelve months.


Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net income was $37,662 for the three months ended June 30, 1998, compared to a net loss of $88,082 for the same period in 1997. The improvement was primarily due to a $83,944 decrease in operating expenses, and a $58,719 increase in net unrealized fair value of equity investments.

The Partnership recorded an increase in equity investment fair value of $102,757 for the three months ended June 30, 1998 compared to an increase of $44,038 for the same period in 1997. The 1998 increase was primarily due to increases in the biotechnology and medical/diagnostic equipment industries, partially offset by decreases in the pharmaceuticals industry. The 1997 increase was primarily due to increases in the medical/diagnostic equipment industry.

Total operating expenses were $16,347 for the quarter ended June 30, 1998, compared to $100,291 for the same period in 1997. As disclosed in Note 3 to the financial statements, the General Partners absorbed expenses of $62,535 for the three months ended June 30, 1998. Had the limitation not been in effect, total operating expenses for the three months ended June 30, 1998 and 1997 would have been $78,882 and $100,291, respectively.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current six months compared to corresponding six months in the
--------------------------------------------------------------
preceding year
--------------

Net loss was $355,751 for the six months ended June 30, 1998, compared to net loss of $129,047 during the same period in 1997. The change was primarily due to a $240,891 decrease in the change in net unrealized fair value of equity investments and a $44,585 decrease in total income, which was partially offset by a $60,360 decrease in total operating expenses.

During the six months ended June 30, 1998, the Partnership recorded a decrease in fair value of equity investments of $151,352 compared to a $89,539 increase for the six months ended June 30, 1997. The 1998 decrease was primarily due to decreases in the pharmaceutical industry, partially offset by increases in the biotechnology industry. The 1997 increase was primarily due to increases in portfolio companies in the medical/diagnostic equipment industries.

The Partnership recorded total income of $8,643 and $53,228 for the six months ended June 30, 1998 and 1997, respectively. The decrease was mainly due to lower cash and cash equivalents balances.

Total operating expenses were $113,976 and $174,336 for the six months ended June 30, 1998 and 1997, respectively. As discussed in Note 3 to the financial statements, the Managing General Partners absorbed expenses of $62,535 for the six months ended June 30, 1998. Had the limitation not been in effect, total operating expenses for the six months ended June 30, 1998 and 1997 would have been $176,511 and $174,336, respectively.


II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1998.

b) Financial Data Schedule for the six months ended and as of June 30, 1998 (Exhibit 27).

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

                         TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner






Date:  August 12, 1998  By:       /s/Michael R. Brenner
                              -----------------------------------
                                     Michael R. Brenner
                                     Controller