Form 10-Q
period 1998-09-30
TECHNOLOGY FUNDING MEDICAL PARTNERS I L P
filed 1998-11-13
CIK 893755

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                     (unaudited)
                                     September 30,     December 31,
                                         1998             1997
                                     ------------      -----------
ASSETS

Equity investments(cost basis of
 $4,507,638 and $5,011,218 in
 1998 and 1997, respectively)         $5,674,073         6,481,986
Cash and cash equivalents                 49,736           157,137
Organizational costs (net of
 accumulated amortization of
 $40,000 and $34,000 in 1998
 and 1997, respectively)                      --             6,000
Other assets                               1,370             1,268
                                       ---------         ---------
     Total assets                     $5,725,179         6,646,391
                                       =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses $   27,026            29,213
Due to related parties                   156,471            31,958
                                       ---------         ---------
     Total liabilities                   183,497            61,171

Commitments (Notes 3 and 6)

Partners' capital:
 Limited Partners (Units
  outstanding of 79,716
  in both 1998 and 1997)               4,396,144         5,127,957
 General Partners                        (20,897)          (13,505)
 Net unrealized fair value increase
  from cost of equity investments      1,166,435         1,470,768
                                       ---------         ---------
     Total partners' capital            5,541,682         6,585,220
                                       ---------         ---------
     Total liabilities and
       partners' capital               $5,725,179         6,646,391
                                       =========         =========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                              For the Three                For the Nine
                                              Months Ended                 Months Ended
                                              September 30,                September 30,
                                         ----------------------       ----------------------
                                          1998            1997         1998            1997
                                         ------          ------       ------          ------
Income:
 Notes receivable interest              $      --            --            --         10,770
 Short-term investment interest                --        14,506           696         56,964
 Dividend income                            3,982            --        11,929             --
                                          -------       -------     ---------      ---------

 Total income                               3,982        14,506        12,625         67,734

Costs and expenses:
 Management fees                           39,650        39,649       118,948        118,948
 Individual General Partners'
  compensation                             12,560         7,951        27,928         23,287
 Amortization of organizational costs       2,000         2,000         6,000          6,000
 Operating expenses:
  Administrative and investor services    109,294        43,507       214,854        154,624
  Investment operations                    15,923        23,142        44,386         52,207
  Professional fees                         6,478         8,649        21,700         22,539
  Computer services                        21,623        14,760        48,889         35,023
  Expenses absorbed by General
   Partners                                    --            --       (62,535)            --
                                          -------       -------     ---------      ---------

     Total operating expenses             153,318        90,058       267,294        264,393
                                          -------       -------     ---------      ---------

  Total costs and expenses                207,528       139,658       420,170        412,628
                                          -------       -------     ---------      ---------

Net operating loss                       (203,546)     (125,152)     (407,545)      (344,894)

Net realized (loss) gain from sales
  of equity investments                  (331,260)           --      (331,660)         1,156
                                          -------       -------     ---------      ---------

Net realized loss                        (534,806)     (125,152)     (739,205)      (343,738)

Change in net unrealized fair
 value of equity investments             (152,981)      955,983      (304,333)     1,045,522
                                          -------       -------     ---------      ---------

Net (loss) income                       $(687,787)      830,831    (1,043,538)       701,784
                                          =======       =======     =========      =========

Net realized loss per Unit              $      (7)          (2)           (9)            (4)
                                          =======       =======     =========      =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                                For the Nine Months
                                                Ended September 30,
                                              ------------------------
                                               1998              1997
                                              ------            ------
Cash flows from operating activities:
 Interest received                        $       696           56,964
 Dividend income received                      11,929               --
 Cash paid to vendors                         (49,880)         (83,494)
 Cash paid to related parties                (242,065)        (344,596)
                                            ---------        ---------
  Net cash used by operating activities      (279,320)        (371,126)
                                            ---------        ---------
Cash flows from investing activities:
 Purchase of equity investments                    --         (894,962)
 Proceeds from the sales of equity
  investments                                 171,919            8,469
                                            ---------        ---------
  Net cash provided (used)
   by investing activities                    171,919         (886,493)
                                            ---------        ---------
Net decrease in cash and
 cash equivalents                            (107,401)      (1,257,619)
Cash and cash equivalents at beginning
 of year                                      157,137        1,985,053
                                            ---------        ---------
Cash and cash equivalents at September 30 $    49,736          727,434
                                            =========        =========
Reconciliation of net (loss) income to
 net cash used by operating activities:

Net (loss) income                         $(1,043,538)         701,784

Adjustments to reconcile net (loss) income
 to net cash used by operating activities:
  Amortization of organizational costs          6,000            6,000
  Change in net unrealized fair value
   of equity investments                      304,333       (1,045,522)
  Net realized loss (gain) from sales
   of equity investments                      331,660           (1,156)

Changes in:
  Due to related parties                      124,513          (17,354)
  Other changes, net                           (2,288)         (14,878)
                                            ---------        ---------
Net cash used by operating activities     $  (279,320)        (371,126)
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

2.     Financing of Partnership Operations
       -----------------------------------

The Managing General Partners expect cash received from the future liquidation of Partnership investments and short-term borrowings will provide the necessary liquidity to fund Partnership operations. The Partnership may be dependent upon the financial support of the Managing General Partners to fund operations if future proceeds are not received timely. The Managing General Partners have committed to support the Partnership's working capital requirements through short-term advances as necessary.

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 1998 and 1997, were as follows:

                                              1998              1997
                                             -------           -------
Management fees                             $118,948           118,948
Individual General Partners' compensation     27,928            23,287
Amortization of organizational costs           6,000             6,000
Reimbursable operating expenses              282,237           185,008
Expenses absorbed by General Partners        (62,535)               --

Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. Amounts due to related parties for such expenses were $50,740 and $5,525 at September 30, 1998 and at December 31, 1997, respectively.

Pursuant to the Partnership Agreement, the Partnership shall reimburse the Managing General Partners for operational costs incurred by the Managing General Partners in conjunction with the business of the Partnership. The Partnership may not pay nor reimburse the Managing General Partners for operational costs that aggregate more than 3% of total Limited Partner capital contributions of the Partnership in each year through the first five years of operations after the termination of unit sales and 1.5% in any year thereafter. For purposes of this limitation, the Partnership's operating year begins May 3rd. For the nine months ended September 30, 1998, the Managing General Partners absorbed $62,535 in operating expenses. No such expenses were absorbed for the nine months ended September 30, 1997.

The Managing General Partners allocate operating expenses incurred in connection with the business of the Partnership based on employee hours incurred. In the third quarter of 1998, the Managing General Partners reevaluated allocations to the Partnership and determined that they had not fully recovered allocable operating expenses, primarily salary and benefits, as permitted by the Partnership Agreement. As a result, the Partnership was charged additional operating expenses in the third quarter of 1998 of $51,689 consisting of $7,719 for the nine months ended September 30, 1997 and $43,970 for prior years. Had the additional expenses been recorded in prior years and had the limitation not been in effect, total operating expenses for the three months ended September 30, 1998 and 1997 would have been $101,629 and $97,777, respectively, and total operating expenses for the nine months ended September 30, 1998 and 1997 would have been $278,140 and $272,112, respectively.

Management fees payable were $105,731 and $26,433 at September 30, 1998 and December 31, 1997, respectively.

4.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1997 is in the 1997
Annual Report.  Activity from January 1 through September 30, 1998 consisted of:
                                                                    January 1 through
                                                                    September 30, 1998
                                                                  ----------------------
                                                  Principal
                                    Investment    Amount or         Cost         Fair
Industry/Company      Position         Date         Shares          Basis        Value
----------------      --------      ----------    ----------      ---------    ---------

Balance at January 1, 1998                                       $5,011,218    6,481,986
                                                                  ---------    ---------
Significant changes:

Medical/Biotechnology
---------------------
CV Therapeutics,       Common
 Inc.                  shares          11/96       26,455          (487,224)    (240,211)
Prolinx,               Series A
 Inc.                  Preferred       05/95-
                       shares          09/96      400,000                 0      168,000
Prolinx,               Series B
 Inc.                  Preferred
                       shares          07/97      192,308                 0      128,847

Medical/Diagnostic Equipment
----------------------------
Endocare,              Common          08/96-
 Inc.                  shares          01/97      152,400                 0     (146,790)
Lifecell               Common share
 Corporation           warrant at
                       $4.13;
                       expiring 11/01  11/96       56,451                 0      (37,258)

Pharmaceuticals
---------------
Axys Pharmaceuticals,  Common
 Inc.                  shares          12/95        9,464                 0      (36,815)
Megabios               Common          09/94-
 Corporation           shares          07/95      100,424                 0     (620,318)
                                                                  ---------    ---------

Total significant changes                                          (487,224)    (784,545)

Other changes, net                                                  (16,356)     (23,368)
                                                                  ---------    ---------

Total equity investments at September 30, 1998                   $4,507,638    5,674,073
                                                                  =========    =========



Marketable Equity Securities
----------------------------

As of September 30, 1998, and December 31, 1997, marketable equity securities had aggregate costs of $984,268 and $1,084,621, respectively, and aggregate fair values of $942,938 and $1,180,687, respectively. The net unrealized loss and gain at September 30, 1998, and December 31, 1997, respectively, included gross gains of $125,483 and $391,042, respectively.

CV Therapeutics, Inc.
---------------------

In September 1998, the Partnership sold its investment in the company for total proceeds of $157,011 and realized a loss of $330,213.

Prolinx, Inc.
-------------

During 1998, the company had a new round of financing in which the Partnership did not participate. The pricing of this round indicated an increase in fair value of $296,847 for the Partnership's existing investment.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or discounts relating to selling restrictions for publicly traded portfolio companies.

5.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at September 30, 1998, and December 31, 1997, consisted of:

                                               1998           1997
                                              ------         ------
Demand accounts                              $ 1,190           3,470
Money-market accounts                         48,546         153,667
                                              ------         -------
     Total                                   $49,736         157,137
                                              ======         =======

6.     Short-Term Borrowings
       ---------------------

The Partnership has a borrowing account with a financial institution. At September 30, 1998, the borrowing capacity of this account, which fluctuates based on collateral value, was $257,337; as of November 4, 1998 the borrowing capacity was $371,527. The weighted-average interest rate for the nine months ended September 30, 1998 was 9%. Interest expense was $845 for the nine months ended September 30, 1998. The Partnership's investments in Megabios Corporation, CV Therapeutics, Inc. and Axys Pharmaceuticals, Inc. are pledged as collateral.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 1998, net cash used by operating activities totaled $279,320. The Partnership paid management fees of $39,650 to the Managing General Partners and paid related parties $174,487 for operating expenses. In addition, $27,928 was paid to the Individual General Partners as compensation for their services. The Partnership paid other operating expenses of $49,880. Interest and dividend income of $12,625 was received.

During the nine months ended September 30, 1998 the Partnership received proceeds of $171,919 from equity investment sales.

The Partnership has a borrowing account with a financial institution. The borrowing capacity of this account, which fluctuates based on collateral value, totaled $257,337 at September 30, 1998. There were no borrowings outstanding at September 30, 1998. The Partnership's investments in Megabios Corporation, CV Therapeutics, Inc. and Axys Pharmaceuticals, Inc. are pledged as collateral. The borrowing capacity for the account was $371,527 at November 4, 1998.

Cash and cash equivalents at September 30, 1998, were $49,736. Future proceeds from investment sales, interest income earned on short-term investments and operating cash reserves along with Managing General Partners' support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net loss was $687,787 for the three months ended September 30, 1998, compared to a net income of $830,831 for the same period in 1997. The change was primarily due to a $1,108,964 decrease in net unrealized fair value of equity investments, a $331,260 increase in net realized losses from sales of equity investments and a $63,260 increase in operating expenses.

The Partnership recorded a decrease in equity investment fair value of $152,981 for the three months ended September 30, 1998 compared to an increase of $955,983 for the same period in 1997. The 1998 decrease was primarily due to decreases in the pharmaceuticals and medical/diagnostic equipment industries. The 1997 increase was primarily due to increases in the medical/diagnostic equipment industry.

Net realized loss from sales of equity investments during the three months ended September 30, 1998 totaled $331,260 and primarily resulted from the sale of CV Therapeutics, Inc. common shares.

Total operating expenses were $153,318 for the quarter ended September 30, 1998, compared to $90,058 for the same period in 1997. As disclosed in
Note 3 to the financial statements, operating expenses for the three months ended September 30, 1998 include additional expenses of $51,689 related to prior years which were not previously charged to the Partnership. Had the additional expenses been recorded in prior years and had the operating expenses limitation not been in effect, operating expenses for the quarters ended September 30, 1998 and 1997 would have been $101,629 and $97,777, respectively.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current nine months compared to corresponding nine months in the
--------------------------------------------------------------
preceding year
--------------

Net loss was $1,043,538 for the nine months ended September 30, 1998, compared to net income of $701,784 during the same period in 1997. The change was primarily due to a $1,349,855 decrease in the change in net unrealized fair value of equity investments, a $332,816 increase in net realized losses from sales of equity investments, and a $55,109 decrease in total income.

During the nine months ended September 30, 1998, the Partnership recorded a decrease in fair value of equity investments of $304,333 compared to a $1,045,522 increase for the nine months ended September 30, 1997. The 1998 decrease was primarily due to decreases in the pharmaceutical and medical/diagnostic equipment industries. The 1997 increase was primarily due to increases in portfolio companies in the medical/diagnostic equipment industries.

Net realized loss from the sale of equity investments during the nine months ended September 30, 1998 totaled $331,660 and primarily resulted from the sale of CV Therapeutics, Inc. common shares.

The Partnership recorded total income of $12,625 and $67,734 for the nine months ended September 30, 1998 and 1997, respectively. The decrease was mainly due to lower cash and cash equivalents balances.

Total operating expenses were $267,294 and $264,393 for the nine months ended September 30, 1998 and 1997, respectively. As explained in Note 3 to the financial statements, the Managing General Partners absorbed expenses of $62,535 for the nine months ended September 30, 1998. Additionally, operating expenses for the nine months ended September 30, 1998 include additional expenses of $51,689 related to prior years which were not previously charged to the Partnership. Had the additional expenses been recorded in prior years and had the limitation not been in effect, operating expenses for the nine months ended September 30, 1998 and 1997 would have been $278,140 and $272,112, respectively.

The Year 2000
-------------

The widespread use of computer programs that rely on two-digit date programs to perform computations and decision-making functions may cause computer systems to malfunction in the year 2000 and lead to significant business delays and disruptions.

The Managing General Partners have completed a preliminary assessment of the internal financial, information and operating systems which it provides to the Partnership. Implementation and testing of necessary system modifications is in progress and will be completed well before December 31, 1999. The Managing General Partners are also monitoring the progress of software vendors and third-party processors on which they rely, as well as the progress of portfolio companies in which the Partnership has made significant investments.

The Managing General Partners do not expect the cost of the internal system modifications to be material to the Partnership's financial statements.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

a) No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1998.

b) Financial Data Schedule for the nine months ended and as of September 30, 1998 (Exhibit 27).

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

                         TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner






Date:  November 12, 1998   By:       /s/Michael R. Brenner
                              -----------------------------------
                                        Michael R. Brenner
                                        Controller