Form 10-K
period 1998-12-31
TECHNOLOGY FUNDING MEDICAL PARTNERS I L P
filed 1999-03-31
CIK 893755

                           UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                             FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

            For The Fiscal Year Ended December 31, 1998

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                  [   ]
No active market for the units of limited partnership interests ("Units") exists, and therefore the market value of such Units cannot be determined.
Documents incorporated by reference: Portions of the Prospectus dated May 3, 1993, forming a part of Registration Statement No. 33-54002, as modified by Cumulative Supplement No. 4 dated January 4, 1995, filed pursuant to Rule 424(c) of the General Rules and Regulations under the Securities Act of 1933 are incorporated by reference in Parts I and III hereof. Portions (pages 23-25) of the Prospectus of Technology Funding Venture Capital Fund VI, LLC, as revised June 4, 1998 (accession number 0000950133-98-002220), forming a part of the December 5, 1997 Pre-effective Amendment No. 1 to the Form N-2 Registration Statement No. 333-23913 dated July 11, 1997, and incorporated by reference in part III hereof.

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

Item 2.  PROPERTIES
------   ----------

The Registrant has no material physical properties.

Item 3.  LEGAL PROCEEDINGS
------   -----------------

There are no material pending legal proceedings to which the Registrant is party or of which any of its property is the subject, other than routine litigation incidental to the business of the Partnership.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

No matter was submitted to a vote of the holders of units of limited partnership interests ("Units") during 1998.
PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
------   -------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

        (a) There is no established public trading market for the Units.

        (b) At December 31, 1998, there were 832 record holders of Units.

        (c) The Registrant, being a partnership, does not pay dividends. Distributions of cash and securities, however, may be made to the partners in the Partnership pursuant to the Registrant's Partnership
            Agreement.


Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                              For the Years Ended and As of December 31,
                                       -------------------------------------------------------
                                       1998          1997        1996         1995        1994
                                      ------        ------      ------       ------      ------


Interest income                   $      693        73,349     178,979      245,800     132,394
Dividend income                       15,967           136          --           --          --
Net operating loss                  (599,338)     (480,820)   (410,597)    (328,499)   (188,769)
Net realized (loss) gain from
 sales of equity investments        (331,660)        1,168      (1,876)          --          --
Realized losses from investment
 write-downs                        (299,280)           --          --           --          --
Net realized loss                 (1,230,278)     (479,652)   (412,473)    (328,499)   (188,769)
Change in net unrealized
 fair value of
 equity investments                   (7,477)    1,101,284     377,961       (8,447)         --
Net (loss) income                 (1,237,755)      621,632     (34,512)    (336,976)   (188,769)
Net realized loss
 per Unit                                (15)           (6)         (5)          (4)         (4)
Total assets                       5,672,957     6,646,391   6,019,828    6,057,701   4,876,769
Distributions declared                    --            --          --       77,789     132,394
Distributions declared
 per Unit (1)                             --            --          --            1           3

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

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------

Liquidity and Capital Resources
-------------------------------

During 1998, net cash used by operating activities totaled $531,105. The Partnership paid management fees of $161,597 to the Managing General Partners and paid related parties $286,863 for operating expenses. In addition, $31,987 was paid to the Individual General Partners as compensation for their services. The Partnership paid other operating expenses of $63,877 and interest on borrowings of $3,441, and received $16,660 in interest and dividend income.
During 1998, the Partnership received proceeds from sales of equity investments of $171,919. At December 31, 1998, the Partnership was not committed to fund any additional investments.
The Partnership has a borrowing account with a financial institution. The borrowing capacity of this account which fluctuates based on collateral value was $285,137 at December 31, 1998. The outstanding balance was $202,436 at December 31, 1998. The Partnership's investments in Megabios Corp. and Axys Pharmaceuticals, Inc. are pledged as collateral.
The borrowing capacity of this account was $0 and the outstanding balance was $241,800 at March 26, 1999. The Partnership, if required to by the lender, intends to repay this borrowing from the proceeds of investment sales or support from the Managing General Partners.
Cash and cash equivalents at December 31, 1998, were $387. Future proceeds from investment sales and the borrowing capacity of the fund along with Managing General Partners' support are expected to be adequate to fund Partnership operations through the next twelve months.
Results of Operations
---------------------

1998 compared to 1997
---------------------

Net loss was $1,237,755 for 1998 compared to net income of $621,632 in 1997. The increase in net loss was primarily due to a $1,108,761 decrease in the net unrealized fair value of equity investments, a $332,828 increase in losses from sales of equity investments, and $299,280 in realized losses from investment write-downs.

The Partnership recorded a decrease in equity investment fair value of $7,477 in 1998, compared to an increase of $1,101,284 in 1997. The 1998 decrease was primarily attributable to decreases in portfolio companies in the pharmaceuticals and medical/diagnostic equipment industries, partially offset by increases in the biotechnology industry.

Realized losses from sales of equity investments totaled
$331,660 in 1998 and were primarily attributable to the sale of CV Therapeutics, Inc.

During 1998, the Partnership recorded realized losses from investment write-downs of $299,280 attributable to ConjuChem, Inc. (formerly RedCell, Inc.).

Total operating expenses were $419,414 and $355,904 for 1998 and 1997, respectively. As disclosed in Note 3 to the financial statements, the Partnership may not reimburse the General Partners for certain expenses that aggregate more than three percent of total Limited Partner capital contributions. As a result, operating expenses of $62,535 and $0 were initially absorbed by the General Partners in 1998 and 1997, respectively. During 1998, it was determined that certain operational costs, primarily rent and professional fees, paid directly by the Partnership were not subject to the general partner expense limitation. Consequently, $66,383 of direct partnership expenses absorbed by the General Partners in prior years were recognized as additional expenses in 1998. Also discussed in Note 3, the Managing General Partners re-evaluated allocations to the Partnership in 1998 and determined that they had not fully recovered allocable operating expenses, primarily salary, benefits, and professional fees as permitted by the Partnership Agreement. As a result, the Partnership was charged $66,810 of additional operating expenses in 1998, of which $10,802 and $56,008 related to 1997 and prior years, respectively. If the additional expense had been recorded in prior years and had the operating expense limitation described in Note 3 not been in effect, total operating expenses would have been $348,756 and $366,706 for 1998 and 1997, respectively.

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

Total operating expenses were $355,904 and $391,841 for 1997 and 1996, respectively. Included in 1997 operating expenses are the costs of the Partnership's relocation of its administrative and investor service operations to Santa Fe, New Mexico. As disclosed in Note 3 to the financial statements, a determination was made in 1996 that certain operational costs paid directly by the Partnership, which had been absorbed by the General Partners in prior years were not subject to the 3% operational expense reimbursement limitation. Accordingly, $128,120 was reimbursed by the Partnership to the General Partners.

YEAR 2000
---------

Widespread use of computer programs that use two digits rather than four to store, calculate, and display year values in dates may cause computer systems to malfunction in the year 2000, resulting in significant business delays and disruptions.

The Partnership's State of Readiness
------------------------------------

Computer services are provided to the Partnership by its Managing General Partner, Technology Funding Inc. ("TFI".) For several years, TFI has sought to use Year 2000 compliant storage formats and algorithms in its internally-developed and maintained systems. TFI has also completed initial evaluations of computer systems, software, and embedded technologies. Those evaluations confirmed that certain components of its network server hardware and operating systems, voice mail system, e-mail system, and accounting software may have Year 2000 compliance issues. These resources and several less-critical components of the systems environment were all scheduled as part of normal maintenance and replacement cycles to be replaced or upgraded as Year 2000 compatible components became available from vendors during 1998 and 1999. That program remains on schedule to provide Year 2000 capable systems timely without significant expenditures or disruption of Partnership operations. However, the risk remains that TFI may not be able to verify whether Year 2000 compatibility claims by vendors are accurate, or whether changes undertaken to achieve Year 2000 compatibility will create other undetected problems in associated systems. Therefore, TFI anticipates that Year 2000 compliance testing and maintenance of these systems will continue as needed into the first quarter of 2000.

As part of Year 2000 evaluation, TFI has also assembled a database listing its significant suppliers to assess the extent to which it needs to prepare for any of those parties' potential failure to remediate their Year 2000 compliance issues. TFI is reviewing public Year 2000 statements of those suppliers and preparing questionnaires to be sent to mission-critical vendors whose public statements were not adequate for assessment. TFI will continue to monitor its significant suppliers as part of its Year 2000 evaluation. However, there can be no guarantee that the systems of other companies on which TFI relies will be timely converted, or that failure to convert will not have a material adverse effect on the Partnership and its operations. TFI is also working with the Partnership's portfolio companies to determine the extent to which their operations are vulnerable to Year 2000 issues. There can be no guarantee that the systems of portfolio companies in which the Partnership has invested will be timely converted, or that failure to convert will not have a material adverse effect on the Partnership.

The Cost to Address Year 2000 Issues
------------------------------------

Expenditures in 1998 related to Year 2000 issues were not material to the Partnership's financial statements. TFI expects that additional expenditures for Year 2000 compliance will not be material to the Partnership.

The Risks Associated with Year 2000 Issues
------------------------------------------

Any failure by the portfolio companies in which the Partnership has invested, or by those portfolio companies' key suppliers or customers, to anticipate and avoid Year 2000 related problems at reasonable cost could have a material adverse effect on the value of and/or the timing of realization of value from the Partnership's investments. If Year 2000 compliance issues are not resolved by December 31, 1999, internal system failures or miscalculations could cause a temporary inability to process transactions, loss of ability to send or receive e-mail and voice mail messages, or disruptions in other normal business activities. Additionally, failure of third parties on whom TFI relies to remediate their Year 2000 issues timely could result in disruptions in the Partnership's relationship with its financial institutions, temporary disruptions in processing transactions, unanticipated costs, and problems related to the Partnership's daily operations. While TFI continues to address its internal Year 2000 issues, until TFI receives and evaluates responses from a significant number of its suppliers, the overall risks associated with the Year 2000 issue remain difficult to describe and quantify. There can be no guarantee that the Year 2000 issue will not have a material adverse effect on the Partnership and its operations.

TFI's Contingency Plan
----------------------

As part of its normal efforts to assure business continuation in the event of natural disasters, systems failures, or other disruptions, TFI has prepared contingency plans including an extensive Year 2000 contingency plan. Taken together with TFI's Year 2000 remediation plan, it identifies potential points of failure, approaches to correcting known Year 2000 problems, dates by which the preferred corrections are anticipated to be made and tested, and alternative approaches if the corrections are not completed timely or are later found to be inadequate. Although backup systems and contingency approaches have been identified for most mission-critical systems and vendor dependencies, there remain some systems for which no good alternative exists, and there may be some problems that prove more intractable than currently anticipated.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

The financial statements of the Registrant are set forth in
Item 14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------   ------------------------------------------------
ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. The Management Committee is responsible for the management and administration of the Partnership.
The members of the Management Committee consist of three Individual General Partners and a representative from each of Technology Funding Ltd., a California limited partnership ("TFL"), and its wholly owned subsidiary, Technology Funding Inc., a California corporation ("TFI"). TFL and TFI are the Managing General Partners. Information concerning the ownership of TFL and the business experience of the key officers of TFI and the partners of TFL is incorporated by reference from the sections entitled "Management of the Partnership - The Managing General Partners" and "Management of the Partnership - Key Personnel of the Managing General Partners" in the Prospectus as modified by Cumulative Supplement No. 4 dated January 4, 1996, which are incorporated herein by reference. Changes in this information that have occurred since the date of the Prospectus are included on pages 23-25 in the Technology Funding Venture Capital Fund VI, LLC Prospectus as revised June 4, 1998 (accession number 000950133-98-002220), forming a part of the December 5, 1997 Pre-effective Amendment No 1 to the Form N-2 Registration Statement No 333-23913 dated July 11, 1997, which are incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 1998, the Partnership incurred $158,597 in management fees. The fees are designed to compensate the Managing General Partners for General Partner Overhead incurred in performing management duties for the Partnership through December 31, 1998. General Partner Overhead (as defined in the Partnership Agreement) includes the General Partners' share of rent and utilities, and certain salaries and benefits paid by the Managing General Partners in performing their obligations to the Partnership. As compensation for their services, the Individual General Partners each receive $6,000 annually beginning on the Commencement Date, plus $1,000 for each attended meeting of the Individual General Partners, and related expenses. For the year ended December 31, 1998, $31,987 of such fees were paid.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------  ---------------------------------------------------
MANAGEMENT
----------

Not applicable. No Limited Partner beneficially holds more than 5% of the aggregate number of Units held by all Limited Partners, and neither the General Partners nor any of their officers, directors or partners own any Units. The three Individual General Partners each own 20 Units; in March 1999, one of the General Partners withdrew from his position and his Units were transferred to his successor. The Individual General Partners control the affairs of the Partnership pursuant to the Partnership Agreement.

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

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------  -------------------------------------------------------
         FORM 8-K
         --------

         (a) List of Documents filed as part of this Annual Report on Form 10-K

             (1) Financial Statements - the following financial statements are filed as a part of this Report:

                  Independent Auditors' Report
                  Balance Sheets as of December 31, 1998
                    and 1997
                  Statements of Operations for the years
                    ended December 31, 1998, 1997 and 1996
                  Statements of Partners' Capital for the years
                    ended December 31, 1998, 1997 and 1996
                  Statements of Cash Flows for the years
                    ended December 31, 1998, 1997 and 1996
                  Notes to Financial Statements

             (2)  Financial Statement Schedules

All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

             (3)  Exhibits

Registrant's Amended and Restated Limited
Partnership Agreement (incorporated by reference to Exhibit A to Registrant's Prospectus dated May 3,
1993, included in Registration Statement No. 33-
54002 filed pursuant to Rule 424(b) of the General
Rules and Regulations under the Securities Act of
1933).

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1998.

         (c) Financial Data Schedule for the year ended and as of December 31, 1998 (Exhibit 27).



                   INDEPENDENT AUDITORS' REPORT
                   ----------------------------

The Partners
Technology Funding Medical Partners I, L.P.:


We have audited the accompanying balance sheets of Technology Funding Medical Partners I, L.P. (a Delaware limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain securities owned, by correspondence with the individual investee companies, and a physical examination of those securities held by a safeguarding agent as of December 31, 1998 and 1997. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Medical Partners I, L.P. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



Albuquerque, New Mexico                                  /S/KPMG LLP
March 26, 1999

BALANCE SHEETS
--------------

                                                  December 31,
                                              -------------------
                                                1998       1997
                                               ------     ------
ASSETS

Equity investments (cost basis of
 $4,208,359 and $5,011,218 in 1998
 and 1997, respectively)                    $5,671,650  6,481,986

Cash and cash equivalents                          387    157,137

Organizational costs (net of accumulated
 amortization of $40,000 and $34,000
 in 1998 and 1997, respectively)                    --      6,000

Other assets                                       920      1,268
                                             ---------  ---------
     Total assets                           $5,672,957  6,646,391
                                             =========  =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses       $   38,899     29,213

Due to related parties                          84,157     31,958

Short-term borrowings                          202,436         --
                                             ---------  ---------
     Total liabilities                         325,492     61,171

Commitments and subsequent events
 (Notes 3, 5, 8, and 9)

Partners' capital:
  Limited Partners
   (Units outstanding of 79,716
    for both 1998 and 1997)                  3,909,982  5,127,957
  General Partners                             (25,808)   (13,505)
  Net unrealized fair value increase
   from cost of equity investments           1,463,291  1,470,768
                                             ---------  ---------

     Total partners' capital                 5,347,465  6,585,220
                                             ---------  ---------

     Total liabilities and partners'
       capital                              $5,672,957  6,646,391
                                             =========  =========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
------------------------

                                 For the Years Ended December 31,
                               ------------------------------------
                                 1998          1997          1996
                                ------        ------        ------
Income:
  Interest income           $       693        73,349      178,979
  Dividend income                15,967           136           --
                              ---------     ---------      -------
     Total income                16,660        73,485      178,979

Costs and expenses:
  Management fees               158,597       158,597      158,597
  Individual General
   Partners' compensation        31,987        31,804       31,138
  Amortization of
   organizational costs           6,000         8,000        8,000
  Operating expenses:
    Administrative and
     investor services          252,111       210,039      154,880
    Investment operations        56,057        69,447       62,721
    Computer services            59,282        45,699       38,897
    Professional fees            44,675        30,719       61,233
    Expenses absorbed by
     General Partners           (62,535)           --      (54,010)
    Expenses absorbed by
     General Partners in
     prior years                 66,383            --      128,120
    Interest expense              3,441            --           --
                              ---------     ---------      -------
     Total operating expenses   419,414       355,904      391,841
                               --------     ---------      -------
     Total costs and expenses   615,998       554,305      589,576
                               --------     ---------      -------
Net operating loss             (599,338)     (480,820)    (410,597)

Net realized (loss) gain from
  sales of equity investments  (331,660)        1,168       (1,876)
Realized losses from
  investment write-downs       (299,280)           --           --
                               --------     ---------      -------
Net realized loss            (1,230,278)     (479,652)    (412,473)

Change in net unrealized fair
 value of equity investments     (7,477)    1,101,284      377,961
                               --------     ---------      -------
Net (loss) income           $(1,237,755)      621,632      (34,512)
                               ========     =========      =======
Net realized loss per Unit  $       (15)           (6)          (5)
                               ========     =========      =======

See accompanying notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 1998, 1997 and 1996:
                                                             Net Unrealized Fair Value
                                    Limited      General     (Decrease) Increase from
                                    Partners     Partners    Cost of Equity Investments     Total
                                   ----------   ----------  ----------------------------   -------
Partners' capital,
 December 31, 1995                $6,011,161     (4,584)              (8,477)             5,998,100

Change in net unrealized fair
 value of equity investments              --         --              377,961                377,961
Net realized loss                   (408,348)    (4,125)                  --               (412,473)
                                   ---------     ------            ---------              ---------
Partners' capital,
 December 31, 1996                 5,602,813     (8,709)             369,484              5,963,588

Change in net unrealized fair
 value of equity investments              --         --            1,101,284              1,101,284
Net realized loss                   (474,856)    (4,796)                  --               (479,652)
                                   ---------     ------            ---------              ---------
Partners' capital,
 December 31, 1997
                                   5,127,957    (13,505)           1,470,768              6,585,220
Change in net unrealized fair
 value of equity investments              --         --               (7,477)                (7,477)
Net realized loss                 (1,217,975)   (12,303)                  --             (1,230,278)
                                   ---------     ------            ---------              ---------
Partners' capital,
 December 31, 1998
                                  $3,909,982    (25,808)           1,463,291              5,347,465
                                   =========     ======            =========              =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
------------------------

                                      For the Years Ended December 31,
                                   -----------------------------------
                                    1998           1997          1996
                                   ------         ------        ------
Cash flows from operating
 activities:
  Interest received              $    693        62,579       160,695
  Dividends received               15,967           136            --
  Cash paid to vendors            (63,877)     (100,938)     (111,299)
  Interest paid on
   short-term borrowings           (3,441)           --            --
  Cash paid to related
   parties                       (480,447)     (440,388)     (480,081)
                                  -------     ---------     ---------
    Net cash used by
     operating activities        (531,105)     (478,611)     (430,685)
                                  -------     ---------     ---------
Cash flows from investing
  activities:
  Purchases of equity
   investments                         --    (1,357,786)   (1,533,007)
  Proceeds from sales of
   equity investments             171,919         8,481            --
                                  -------     ---------     ---------
    Net cash provided (used)
     by investing activities      171,919    (1,349,305)   (1,533,007)
                                  -------     ---------     ---------
Cash flows from financing
 activities:
  Proceeds from short-term
   borrowings, net                202,436            --            --
                                  -------     ---------     ---------
    Net cash provided by
     financing activities         202,436            --            --
                                  -------     ---------     ---------
Net decrease in cash and
 cash equivalents                (156,750)   (1,827,916)   (1,963,692)

Cash and cash equivalents
 at beginning of year             157,137     1,985,053     3,948,745
                                  -------     ---------     ---------
Cash and cash equivalents
 at end of year                  $    387       157,137     1,985,053
                                  =======     =========     =========

Reconciliation of net (loss)
 income to net cash used by
 operating activities:

Net (loss) income             $(1,237,755)      621,632       (34,512)

Adjustments to reconcile net
 (loss) income to net cash
 used by operating activities:
   Amortization of
    organizational costs            6,000         8,000         8,000
   Change in net unrealized
    fair value of equity
    investments                     7,477    (1,101,284)     (377,961)
   Net realized loss (gain)
    from sales of equity
    investments                   331,660        (1,168)        1,876
   Realized losses from
    investment write-downs        299,280            --            --
Changes in:
   Accounts payable and
    accrued expenses                9,686         1,665         1,433
   Due to related parties          52,199         3,266       (10,794)
   Other, net                         348       (10,722)      (18,727)
                                ---------     ---------       -------
Net cash used by operating
 activities                   $  (531,105)     (478,611)     (430,685)
                                =========     =========       =======

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.  Summary of Significant Accounting Policies
    ------------------------------------------

Organization
------------

Technology Funding Medical Partners I, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware on September 3, 1992. The purpose of the Partnership is to make venture capital investments in emerging growth companies. The Partnership elected to be a business development company under the Investment Company Act of 1940, as amended (the "Act"), and operates as a non-diversified investment company as that term is defined in the Act. The Managing General Partners are Technology Funding Ltd. ("TFL"), and Technology Funding Inc. ("TFI"), a wholly owned subsidiary of TFL. There are also three Individual General Partners; in March 1999, one Individual General Partner withdrew from his position and a successor was designated. A wholly owned subsidiary of TFI, Technology Funding Securities Corporation ("TFSC"), was the dealer-manager for the offering.

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

The fair value for publicly traded equity investments (marketable equity securities) is based upon the five-day-average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Certain publicly traded equity investments may not be marketable due to selling restrictions and for those securities, an illiquidity discount of up to 33% is applied when determining the fair value; the actual discount percentage is based on the type and length of the restrictions. Investments valued under this method were $868,154 and $1,180,687 at December 31, 1998 and 1997, respectively.

All investments which are not publicly traded are valued at fair market value as determined by the Managing General Partners in the absence of readily ascertainable market values. Investments valued under this method were $4,803,496 and $5,301,299 at December 31, 1998 and 1997, respectively. Generally, investments in privately held companies are valued at original cost unless there is clear evidence of a change in fair value, such as a recent round of third-party financings or events that, in the opinion of the Managing General Partners, indicate a change in value.

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

Where, in the opinion of the Managing General Partners, events indicate that the fair value of equity and venture capital investments and convertible and subordinated notes receivable may not be recoverable, a write-down to estimated fair value is recorded. Temporary changes in fair value result in increases or decreases to the unrealized fair value of equity investments. Adjustments to fair value basis are reflected as "Change in net unrealized fair value of equity investments." In the case of an other than temporary decline in value below cost basis, an appropriate reduction in the cost basis is recognized as a realized loss with the fair value being adjusted to match the new cost basis. Cost basis adjustments are reflected as "Realized losses from investment write-downs" or "Net realized loss from venture capital limited partnership investments" on the Statements of Operations.

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

Net Realized Income (Loss) Per Unit
-----------------------------------

Net realized income (loss) per Limited Partner Unit is calculated by dividing the weighted average number of Limited Partner Units outstanding of 79,716 for the years ended December 31, 1998, 1997 and 1996, into total net realized loss allocated to the Limited Partners. The Managing General Partners contributed 0.1% of total Limited Partner capital contribution and did not receive any Partnership units.

Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting. The difference in the total book and tax cost basis as of December 31, 1998, is not material.

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

3.  Related Party Transactions
    --------------------------

Included in costs and expenses are related party costs as follows:

                                       1998       1997        1996
                                      ------     ------      ------

  Management fees                    $158,597    158,597    158,597
  Individual General Partners'
   compensation                        31,987     31,804     31,138
  Amortization of organizational
   costs                                6,000      8,000      8,000
  Reimbursable operating expenses:
    Administrative and investor
     services                         229,092    145,407    114,191
    Investment operations              49,840     63,311     52,354
    Computer services                  59,282     44,535     38,897
    Expenses absorbed by
     General Partners                 (62,535)        --    (54,010)
    Expenses absorbed by General
     Partners in prior years           66,383         --    128,120

Management fees are equal to 2% of the total Limited Partner capital contributions for the first year of Partnership operations through the sixth year. Beginning in the seventh year, management fees will decline by 10% per year from the initial 2%. Management fees compensate the Managing General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. Pursuant to the Partnership Agreement, a full first-year fee is paid to the Managing General Partners as each additional Limited Partner is admitted to the Partnership, regardless of the date the Limited Partner is admitted. Management fees payable were $23,433 and $26,433 at December 31, 1998 and 1997, respectively.

Pursuant to the Partnership Agreement, the Partnership shall reimburse the Managing General Partners for operational costs incurred by the Managing General Partners in conjunction with the business of the Partnership. The Partnership may not reimburse the Managing General Partners for certain operational costs that aggregate more than 3% of total Limited Partner capital contributions of the Partnership in each year through the first five years of operations after the termination of Unit sales, and 1.5% in any year thereafter. For purposes of this limitation, the Partnership's operating year begins on May 3. Amounts due to related parties were $60,724 and $5,525 at December 31, 1998 and 1997, respectively.

In 1998 and 1996, the Managing General Partners absorbed $62,535 and $54,010, respectively, in operating expenses. In late 1998, it was determined that certain overhead costs, primarily rent, absorbed by the General Partners in prior years, were not subject to this limitation; consequently, $66,383 was reimbursed to the General Partners. No expenses were absorbed by the General Partners in 1997. In 1996, it was determined that certain operational costs paid directly to the Partnership, which had been absorbed by the General Partners in prior years were not subject to this limitation; consequently $128,120 was reimbursed to the General Partners.

The Managing General Partners allocate operating expenses incurred in connection with the business of the Partnership based on employee hours incurred. In 1998, operating cost allocations to the Partnership were re-evaluated. The Managing General Partners determined that they had not fully recovered allocable operating expenses, primarily salary, benefits, and professional fees, as permitted by the Partnership Agreement. As a result, the Partnership was charged additional operating expenses of $66,810 consisting of $10,802, $16,842,and $39,166 for 1997, 1996 and prior years, respectively. Had the additional expenses been recorded in prior years and had the operating expense limitation not been in effect, operating expenses would have been $348,756, $366,706 and $334,573 for 1998, 1997, and 1996, respectively.

As compensation for their services, the Individual General Partners each receive $6,000 annually beginning on the Commencement Date, plus $1,000 for each of the management committee meetings attended and related expenses. The three Individual General Partners each own 20 Units; in March 1999, one of the Individual General Partners withdrew form his position and his units were transferred to his successor.

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

4.  Allocation of Profits and Losses
    --------------------------------

Net realized profit and loss of the Partnership are allocated based on the beginning-of-year partners' capital balances as follows:

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



5.  Equity Investments
    ------------------

At December 31, 1998, and December 31, 1997, equity investments consisted of:

                                                       December 31, 1998     December 31, 1997
                                        Principal     ------------------     -----------------
                             Investment Amount or     Cost       Fair        Cost        Fair
Industry/Company    Position    Date      Shares      Basis      Value       Basis       Value
----------------    --------    ----      ------      -----      -----       -----       -----

Medical/Biotechnology
---------------------
Acusphere, Inc.    Series B
                   Preferred
                   shares      05/95     125,000   $  200,000    412,500     200,000     375,000
Acusphere, Inc.    Series C
                   Preferred
                   shares      05/96     163,552      350,001    539,722     350,001     490,656
Acusphere, Inc.    Series D
                   Preferred
                   shares      11/97      52,083      156,250    171,874     156,250     156,250
Biex, Inc.         Series E
                   Preferred
                   shares       8/97     120,000      300,000    300,000     300,000     300,000
ConjuChem, Inc.    Series B
(formerly          Preferred
 RedCell, Inc.)    shares      12/94     132,979            0          0     125,000           0
ConjuChem, Inc.    Convertible
(formerly          note
 RedCell, Inc.)                02/96     $89,966            0          0      98,149      98,149
ConjuChem, Inc.    Series C
(formerly          Preferred
 RedCell, Inc.)    share
                   Warrant at
                   exercise              $13,495
                   price TBD;            aggregate
                   expiring              purchase
                   02/01       02/96     price              0          0           0           0
ConjuChem, Inc.    Convertible
(formerly          note
 RedCell, Inc.)                07/96     $71,973            0          0      76,131      76,131
ConjuChem, Inc.    Series C
(formerly          Preferred
 RedCell, Inc.)    share
                   warrant at
                   exercise              $10,796
                   price TBD;            aggregate
                   expiring              purchase
                   07/01       07/96     price              0          0           0           0
CV Therapeutics,   Common
 Inc.              share
                   warrant at
                   $20.00;
                   expiring
                   09/00       09/95       1,920          768          0         768           0
CV Therapeutics,   Common
 Inc.              shares      11/96      26,455           --         --     487,224     240,211
Prolinx, Inc.      Series A
                   Preferred
                   shares      05/95     119,631      119,631    259,599     119,631     209,354
Prolinx, Inc.      Series A
                   Preferred
                   shares      12/95     124,369      124,369    269,881     124,369     217,646
Prolinx, Inc.      Series A
                   Preferred
                   shares      09/96     156,000      156,000    338,520     156,000     273,000
Prolinx, Inc.      Series B
                   Preferred
                   shares      07/97     164,835      288,461    417,308     288,461     288,461

Medical/Diagnostic Equipment
----------------------------
Endocare, Inc.     Common
                   shares      08/96       2,000        6,000      3,976       6,000       7,160

Endocare, Inc.     Common
                   share
                   warrant at
                   $3.00;
                   expiring
                   08/01       08/96      30,000            0          0           0      13,050
Endocare, Inc.     Common
                   shares      01/97      66,400      166,000    132,003     166,000     214,480
Endocare, Inc.     Common
                   shares      01/97      84,000      294,000    166,992     294,000     300,720
LifeCell           Series B
 Corporation       Preferred
                   shares      11/96       2,500      232,089    349,860     232,089     232,089
LifeCell           Common
 Corporation       share
                   warrant at
                   $4.13;
                   expiring
                   11/01       11/96      56,451        2,500     11,742       2,500      37,258
LifeCell           Series B
 Corporation       Preferred
                   shares      02/97          29        2,692      4,058       2,692       2,692
LifeCell           Series B
 Corporation       Preferred
                   shares      05/97          60        5,570      8,397       5,570       5,570
LifeCell           Series B
 Corporation       Preferred
                   shares      08/97          38        3,528      5,318       3,528       3,528
LifeCell           Series B
 Corporation       Preferred
                   shares      11/97          39        3,621      5,458       3,621       3,621
R2 Technology,     Series A-1
 Inc.              Preferred
                   shares      05/94     100,000      100,000    184,000     100,000     184,000
R2 Technology,     Series B
 Inc.              Preferred
                   share warrant
                   at $2.00;
                   expiring
                   11/00       11/95       2,417            0          0           0           0

R2 Technology,     Series B-1
 Inc.              Preferred
                   shares      03/96      17,134       34,268     34,268      34,268      34,268

Health Information Systems
--------------------------
ADESSO Specialty   Series D
 Services          Preferred
 Organization      shares
 Inc.                          12/97      11,905      100,002    100,002     100,002     100,002
CareCentric        Series A
 Solutions, Inc.   Preferred
                   shares      10/95      66,667      100,000     70,000     100,000      65,710
CareCentric        Series B
 Solutions, Inc.   Preferred
                   shares      09/96      86,999      130,499     91,349     130,499      85,749
CareCentric        Series C
 Solutions, Inc.   Preferred
                   shares      12/97      31,051       32,604     32,604      32,604      32,604
CareCentric        Common
 Solutions, Inc.   share
                   warrant at
                   $.15;
                   expiring
                   12/02       12/97      15,525       13,972     13,972      13,972      13,972

Pharmaceuticals
---------------
Axys               Common
 Pharmaceuticals,  shares
 Inc.                          12/95       9,464      125,000     53,831     125,000      78,930
Megabios Corp.     Common
                   shares      09/94      64,375      250,000    320,266     250,000     725,957
Megabios Corp.     Common
                   shares      12/94      19,312       75,001     96,077      75,001     217,781
Megabios Corp.     Common
                   shares      07/95      16,737       64,999     83,267      64,999     188,743
Neurex             Common
 Corporation       shares      09/96         149           --         --       3,129       2,004
Periodontix,       Series A
 Inc.              Preferred
                   shares      12/93     100,000      100,000    245,000     100,000     245,000
Periodontix,       Series B
 Inc.              Preferred
                   shares      02/96      67,000      134,000    164,150     134,000     164,150

Environmental
-------------
Naiad Technologies,Series A
 Inc.              Preferred
                   shares      12/95      50,000       25,000    162,500      25,000     162,500
Naiad Technologies,Series B
 Inc.              Preferred
                   Shares      11/96      62,602      125,204    203,457     125,204     203,457
Naiad Technologies,Series C
 Inc.              Preferred
                   Shares      11/97      49,230      159,998    159,998     159,998     159,998

Venture Capital Limited Partnership Investments
-----------------------------------------------
Medical Science    Limited
 Partners II, L.P. Partnership
                   Interests   various  $250,000      226,332    259,701     239,558     272,135
                                                    ---------  ---------   ---------   ---------

Total Equity Investments                           $4,208,359  5,671,650   5,011,218   6,481,986
                                                    =========  =========   =========   =========

 --   No investment held at end of period.
 0    Investment active with a carrying value or fair value of zero.




Marketable Equity Securities
----------------------------

At December 31, 1998 and 1997, marketable equity securities had an aggregate cost of $984,268 and $1,084,621, respectively, and an aggregate fair value of $868,154 and $1,180,687, respectively. The unrealized loss/gain at December 31, 1998 and 1997, included gross gains of $118,852 and $391,042, respectively.

Acusphere, Inc.
---------------

In October 1998, the company had a new round of financing in which the Partnership did not participate. The pricing of this round, in which third parties participated, indicated a fair value increase of $102,190 for the Partnership's existing investment.

ConjuChem, Inc. (formerly RedCell, Inc.)
---------------------------------------

In December 1998, the Partnership wrote off the remaining fair value and cost basis of its investment and realized a loss of $299,280. This was based on the opinion of the Managing General Partners that the operating status of the company indicated a permanent decline in value.

CV Therapeutics, Inc.
---------------------

In September 1998, the Partnership sold its common shares in the company for total proceeds of $157,011 and realized a loss of $330,213.

Prolinx, Inc.
-------------

During 1998, the company had a new round of financing in which the Partnership did not participate. The pricing of this round, in which third parties participated, indicated an increase in fair value of $296,847 for the Partnership's existing investment.

Venture Capital Limited Partnership Investment
----------------------------------------------

The Partnership recorded a cost basis decrease of $13,226 as a result of stock distributions which were recorded as returns of capital from venture capital limited partnership investments in 1998.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly traded portfolio companies.

Subsequent to December 31, 1998, the fair value of the Partnership's Endocare, Inc. investment increased to $730,800 as a result of an increase in the publicly traded market price at March 22, 1999.

6.  Change in Net Unrealized Fair Value of Equity Investments
    ---------------------------------------------------------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Change in net unrealized fair value of equity investments. " The table below discloses details of the changes:


                                 For the Years Ended December 31,
                               ------------------------------------

                                 1998          1997          1996
                               --------      --------      --------

(Decrease) increase in
 fair value from cost of
 marketable equity
 securities                  $ (116,114)      96,066       (337,773)

Increase in fair value from
 cost of non-marketable
 equity securities            1,579,405    1,374,702        707,257
                              ---------    ---------        -------

 Net unrealized fair
  value increase from
  cost at end of year         1,463,291    1,470,768        369,484

 Net unrealized fair value
  increase (decrease) from
  cost at beginning of year   1,470,768      369,484         (8,477)
                              ---------    ---------        -------

Change in net unrealized
 fair value of equity
 investments                 $   (7,477)   1,101,284        377,961
                              =========    =========        =======


7.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at December 31, 1998 and 1997, consisted of:

                                              1998        1997
                                             ------      ------


Demand accounts                               $263        3,470
Money-market accounts                          124      153,667
                                               ---      -------

  Total                                       $387      157,137
                                          ===      =======


8.  Short-Term Borrowings
   ---------------------

The Partnership has a borrowing account with a financial institution. At December 31, 1998, the borrowing capacity of this account, which fluctuates based on collateral value, was $285,137; as of March 26, 1999, the borrowing capacity was $0 and the outstanding balance was $241,800. The Partnership, if required to by the lender, intends to repay this borrowing from the proceeds of investment sales or support from the Managing General Partners. Interest is charged at the prime rate plus one half percent. The weighted-average interest rate for the year ended December 31, 1998 was 8.75%. Interest expense was $3,441 for the year ended December 31, 1998. The Partnership's investments in Megabios Corp., and Axys Pharmaceuticals, Inc. are pledged as collateral.

9.  Commitments
    -----------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At December 31, 1998, the Partnership had no unfunded commitments.

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


                      TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.

                           By:  TECHNOLOGY FUNDING INC.
                                Managing General Partner


Date:  March 29, 1999      By:     /s/Michael Brenner
                                ------------------------------
                                      Michael Brenner
                                      Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature         Capacity                   Date
          ---------         --------                   ----

 /s/Charles R. Kokesh      President, Chief        March 29, 1999
------------------------   Executive Officer,
    Charles R. Kokesh      Chief Financial
                           Officer and Chairman of
                           Technology Funding Inc.
                           and Managing General
                           Partner of Technology
                           Funding Ltd.


The above represents the Board of Directors of Technology Funding
Inc. and the General Partners of Technology Funding Ltd.