Form 10-Q
period 1999-03-31
TECHNOLOGY FUNDING MEDICAL PARTNERS I L P
filed 1999-05-17
CIK 893755

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1999

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                      (unaudited)
                                       March 31,         December 31,
                                         1999               1998
                                     ------------       ------------
ASSETS

Equity investments (cost basis of
 $4,208,359 in 1999 and 1998)         $5,911,544         5,671,650
Cash and cash equivalents                  1,085               387
Other assets                               4,970               920
                                       ---------         ---------
     Total assets                     $5,917,599         5,672,957
                                       =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses $   25,672            38,899
Due to related parties                   190,867            84,157
Short-term borrowings                    247,059           202,436
                                       ---------         ---------
     Total liabilities                   463,598           325,492

Commitments, contingencies and
 subsequent event (Notes 3, 4, and 6)

Partners' capital:
 Limited Partners (79,716 Units
  outstanding)                         3,777,957         3,909,982
 General Partners                        (27,141)          (25,808)
 Net unrealized fair value increase
  from cost of equity investments      1,703,185         1,463,291
                                       ---------         ---------
     Total partners' capital           5,454,001         5,347,465
                                       ---------         ---------
     Total liabilities and
       partners' capital              $5,917,599         5,672,957
                                       =========         =========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                                        For the Three
                                                        Months Ended
                                                          March 31,
                                                   -----------------------
                                                     1999           1998
                                                     ----           ----
Income:
 Short-term investment interest                   $     --            224
 Dividend income                                     4,032          4,449
                                                   -------        -------

  Total income                                       4,032          4,673

Costs and expenses:
 Management fees                                    39,649         39,649
 Individual General Partners'
  compensation                                       9,635          4,299
 Amortization of organizational
  costs                                                 --          2,000
 Operating expenses:
  Administrative and investor
   services                                         52,075         51,294
  Investment operations                             12,643         25,882
  Professional fees                                  6,564          5,478
  Computer services                                 12,201         14,975
  Interest expense                                   4,623             --
                                                   -------        -------

  Total operating expenses                          88,106         97,629
                                                   -------        -------

  Total costs and expenses                         137,390        143,577
                                                   -------        -------

Net operating loss                                (133,358)      (138,904)

Net realized loss from sales
  of equity investments                                 --           (400)
                                                   -------        -------

Net realized loss                                 (133,358)      (139,304)

Change in net unrealized fair
 value of equity investments                       239,894       (254,109)
                                                   -------        -------

Net income (loss)                                 $106,536       (393,413)
                                                   =======        =======

Net realized loss per Unit                        $  (1.66)         (1.73)
                                                   =======        =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                      For the Three Months Ended March 31,
                                      ------------------------------------
                                               1999             1998
                                              ------           ------
Cash flows from operating activities:
 Interest received                          $      --              224
 Dividend income received                       4,032            4,449
 Cash paid to vendors                         (44,788)         (25,470)
 Cash paid to related parties                  (3,169)        (135,153)
                                              -------        ---------
  Net cash used by operating activities       (43,925)        (155,950)
                                              -------        ---------
Cash flows from investing activities:
 Proceeds from the sales of equity
  investments                                      --            2,730
                                              -------        ---------
  Net cash provided by investing activities        --            2,730
                                              -------        ---------
Cash flows from financing activities:
 Proceeds from short-term borrowings, net      44,623               --
                                              -------        ---------
  Net cash provided by financing activities    44,623               --

Net increase (decrease) in cash and
 cash equivalents                                 698         (153,220)
Cash and cash equivalents at beginning
 of year                                          387          157,137
                                              -------        ---------
Cash and cash equivalents at March 31       $   1,085            3,917
                                              =======        =========
Reconciliation of net income (loss) to
 net cash used by operating activities:

Net income (loss)                           $ 106,536         (393,413)

Adjustments to reconcile net income (loss)
 to net cash used by operating activities:
  Amortization of organizational costs             --            2,000
  Change in net unrealized fair value
   of equity investments                     (239,894)         254,109
  Net realized loss from sales of equity
   investments                                     --              400

Changes in:
  Accounts payable and accrued expenses       (13,227)          (3,102)
  Due to/from related parties                 106,710          (16,442)
  Other changes, net                           (4,050)             498
                                              -------        ---------
Net cash used by operating activities       $ (43,925)        (155,950)
                                              =======        =========

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of March 31, 1999, and December 31, 1998, and the related Statements of Operations and Statements of Cash Flows for the three months ended March 31, 1999 and 1998, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1998. The following notes to financial statements for activity through March 31, 1999, supplement those included in the Annual Report on Form 10-K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

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

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 1999 and 1998, were as follows:

                                               1999              1998
                                              ------            ------
Management fees                             $ 39,649            39,649
Individual General Partners' compensation      9,635             4,299
Amortization of organizational costs              --             2,000
Reimbursable operating expenses               60,595            74,763

Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. Amounts due to related parties for such expenses were $164,434 and $60,724 at March 31, 1999 and at December 31, 1998, respectively.

Pursuant to the Partnership Agreement, the Partnership shall reimburse the Managing General Partners for operational costs incurred by the Managing General Partners in conjunction with the business of the Partnership. The Partnership may not reimburse the Managing General Partners for operational costs that aggregate more than 3% of total Limited Partner capital contributions of the Partnership in each year through the first five years of operations after the termination of unit sales and 1.5% in any year thereafter. For purposes of this limitation, the Partnership's operating year begins May 3rd. As of March 31, 1999 and 1998, no operational expenses were absorbed by the General Partners.

Management fees payable were $26,433 and $23,433 at March 31, 1999 and December 31, 1998, respectively.

4.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1998, is in the
1998 Annual Report on Form 10-K.  Activity from January 1 through March 31, 1999, consisted of:
                                                                    January 1 through
                                                                     March 31, 1999
                                                                ------------------------
                                                  Principal
                                    Investment    Amount or         Cost         Fair
Industry/Company      Position         Date         Shares          Basis        Value
----------------      --------      ----------    ----------      ---------    ---------

Balance at January 1, 1999                                       $4,208,359    5,671,650
                                                                  ---------    ---------
Significant changes:

Medical/Diagnostic Equipment
----------------------------
Endocare,              Common          08/96-
 Inc.                  shares          01/97      152,400                 0      311,353

Pharmaceuticals
---------------
Megabios               Common          09/94-
 Corp.                 shares          07/95      100,424                 0      (74,014)
                                                                  ---------    ---------

Total significant changes                                                 0      237,339

Other changes, net                                                        0        2,555
                                                                  ---------    ---------

Total equity investments at March 31, 1999                       $4,208,359    5,911,544
                                                                  =========    =========



Marketable Equity Securities
----------------------------

Marketable equity securities had aggregate costs of $984,268 at both March 31, 1999, and December 31, 1998 and aggregate fair values of $1,080,169 and $868,154 at March 31, 1999 and December 31, 1998, respectively. The net unrealized gain and loss at March 31, 1999, and December 31, 1998, included gross gains of $183,920 and $118,852, respectively.

Megabios Corp.
--------------

In May 1999, the company changed its name to Valentis, Inc.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly traded portfolio companies.

5.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at March 31, 1999, and December 31, 1998, consisted of:

                                               1999           1998
                                              ------         ------
Demand accounts                               $1,016             263
Money-market accounts                             69             124
                                               -----         -------
     Total                                    $1,085             387
                                               =====         =======

6.     Short-Term Borrowings
       ---------------------

The Partnership has a borrowing account with a financial institution. At March 31, 1999, the borrowing capacity of this account, which fluctuates based on collateral value, was $0 and the outstanding balance was $247,059. The weighted-average interest rate for the three months ended March 31, 1999 was 8.25%. Interest expense was $4,623 for the three months ended March 31, 1999. The Partnership's investments in Megabios Corp. and Axys Pharmaceuticals, Inc. are pledged as collateral.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the three months ended March 31, 1999, net cash used by operating activities totaled $43,925. The Partnership paid management fees of $36,649 to the Managing General Partners and received advances from the Managing General Partners totaling $43,115 to fund its operations. In addition, $9,635 was paid to the Individual General Partners as compensation for their services. The Partnership paid other operating expenses of $44,788. Dividend income of $4,032 was received.

The Partnership has a borrowing account with a financial institution. The borrowing capacity of this account which fluctuates based on collateral value was $0 and the outstanding balance was $247,059 at March 31, 1999. The Partnership's investments in Megabios Corp. and Axys Pharmaceuticals, Inc. are pledged as collateral. The Partnership, if required to by the lender, intends to repay this borrowing from the proceeds of investment sales or support from the Managing General Partners.

Cash and cash equivalents at March 31, 1999, were $1,085. Future proceeds from investment sales and operating cash reserves along with Managing General Partners' support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net income was $106,536 for the three months ended March 31, 1999, compared to a net loss of $393,413 for the same period in 1998. The improvement was primarily due to a $494,003 increase in net unrealized fair value of equity investments.

The Partnership recorded an increase in equity investment fair value of $239,894 for the three months ended March 31, 1999 compared to a decrease of $254,109 for the same period in 1998. The 1999 increase was primarily due to an increase in the medical/diagnostic equipment industries, partially offset by a decrease in the pharmaceuticals industry. The 1998 decrease was primarily due to decreases in the pharmaceutical and medical/diagnostic equipment industries.

Total operating expenses were $88,106 for the quarter ended March 31, 1999, compared to $97,629 for the same period in 1998. The decrease is attributable to decreased investment monitoring activity.

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

The Cost to Address Year 2000 Issues
------------------------------------

Expenditures in 1999 to date related to Year 2000 issues were not material to the Partnership's financial statements. TFI expects that additional expenditures for Year 2000 compliance will not be material to the Partnership.

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

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 1999.

(b) Financial Data Schedule for the three months ended and as of March 31, 1999 (Exhibit 27).

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

                         TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner






Date:  May 14, 1999   By:         /s/Michael R. Brenner
                              -----------------------------------
                                     Michael R. Brenner
                                     Controller