Form 10-Q
period 1999-06-30
TECHNOLOGY FUNDING MEDICAL PARTNERS I L P
filed 1999-08-16
CIK 893755

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1999

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                      (unaudited)
                                        June 30,         December 31,
                                         1999               1998
                                     ------------       ------------
ASSETS

Equity investments (cost basis of
 $4,026,183 and $4,208,359 in 1999
 and 1998, respectively)              $5,864,535         5,671,650
Cash and cash equivalents                  3,376               387
Other assets                               6,593               920
                                       ---------         ---------
     Total assets                     $5,874,504         5,672,957
                                       =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses $   40,944            38,899
Due to related parties                   414,898            84,157
Short-term borrowings                    182,247           202,436
                                       ---------         ---------
     Total liabilities                   638,089           325,492

Commitments, contingencies and
 subsequent event (Notes 3 and 6)

Partners' capital:
 Limited Partners (79,716 Units
  outstanding)                         3,428,731         3,909,982
 General Partners                        (30,668)          (25,808)
 Net unrealized fair value increase
  from cost of equity investments      1,838,352         1,463,291
                                       ---------         ---------
     Total partners' capital           5,236,415         5,347,465
                                       ---------         ---------
     Total liabilities and
       partners' capital              $5,874,504         5,672,957
                                       =========         =========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                              For the Three                For the Six
                                              Months Ended                 Months Ended
                                                June 30,                     June 30,
                                         -----------------------      -----------------------
                                           1999           1998          1999           1998
                                           ----           ----          ----           ----
Income:
 Short-term investment interest         $      --           472            --            696
 Dividend income                            3,946         3,498         7,978          7,947
                                         --------       -------       -------        -------
     Total income                           3,946         3,970         7,978          8,643

Costs and expenses:
 Management fees                           39,649        39,649        79,298         79,298
 Individual General Partners'
  compensation                              8,914        11,069        18,549         15,368
 Amortization of organizational costs          --         2,000            --          4,000
 Operating expenses:
  Administrative and investor services     74,722        54,266       126,797        105,560
  Investment operations                    14,370         2,581        27,013         28,463
  Professional fees                        23,004         9,744        29,568         15,222
  Computer services                         8,676        12,291        20,877         27,266
  Interest expense                          5,188            --         9,811             --
  Expenses absorbed by General Partners        --       (62,535)           --        (62,535)
                                         --------       -------       -------        -------
     Total operating expenses             125,960        16,347       214,066        113,976
                                         --------      --------       -------        -------
     Total costs and expenses             174,523        69,065       311,913        212,642
                                         --------      --------       -------        -------
Net operating loss                       (170,577)      (65,095)     (303,935)      (203,999)

Net realized loss from sales
 of equity investments                         --            --            --           (400)
Realized losses from investment
 write-downs                             (182,176)           --      (182,176)            --
                                         --------       -------       -------        -------
Net realized loss                        (352,753)      (65,095)     (486,111)      (204,399)


Change in net unrealized fair
 value of equity investments              135,167       102,757       375,061       (151,352)
                                         --------       -------       -------        -------
Net (loss) income                       $(217,586)       37,662      (111,050)      (355,751)
                                         ========       =======       =======        =======
Net realized loss per Unit              $   (4.38)        (0.81)        (6.04)         (2.54)
                                         ========       =======       =======        =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                      For the Six Months Ended June 30,
                                      ------------------------------------
                                               1999             1998
                                              ------           ------
Cash flows from operating activities:
 Interest received                          $      --              696
 Dividend income received                       7,978            7,947
 Cash paid to vendors                         (97,703)         (37,351)
 Cash advanced by (paid to) related
  parties, net                                112,903         (129,582)
                                              -------          -------
  Net cash provided (used) by operating
   activities                                  23,178         (158,290)
                                              -------          -------
Cash flows from investing activities:
 Proceeds from the sales of equity
  investments                                      --            2,730
                                              -------          -------
  Net cash provided by investing activities        --            2,730
                                              -------          -------
Cash flows from financing activities:
 Repayment of short-term borrowings, net      (20,189)              --
                                              -------          -------
  Net cash used by financing activities       (20,189)              --

Net increase (decrease) in cash and
 cash equivalents                               2,989         (155,560)
Cash and cash equivalents at beginning
 of year                                          387          157,137
                                              -------          -------
Cash and cash equivalents at June 30        $   3,376            1,577
                                              =======          =======
Reconciliation of net loss to net cash
 provided (used) by operating activities:

Net loss                                    $(111,050)        (355,751)

Adjustments to reconcile net loss to net
 cash provided (used) by operating
 activities:
  Amortization of organizational costs             --            4,000
  Change in net unrealized fair value
   of equity investments                     (375,061)         151,352
  Net realized loss from sales of equity
   investments                                     --              400
  Realized losses from investment
   write-downs                                182,176               --


Changes in:
  Accounts payable and accrued expenses         2,045           (9,993)
  Due to related parties                      330,741           52,254
  Other changes, net                           (5,673)            (552)
                                              -------          -------
Net cash provided (used) by operating
 activities                                 $  23,178         (158,290)
                                              =======          =======

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

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 1999 and 1998, were as follows:

                                               1999              1998
                                              ------            ------
Management fees                             $ 79,298            79,298
Individual General Partners' compensation     18,549            15,368
Reimbursable operating expenses              119,991           149,705
Expenses absorbed by General Partners             --           (62,535)

Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. Amounts due to related parties for such expenses were $348,816 and $60,724 at June 30, 1999 and at December 31, 1998, respectively.

Pursuant to the Partnership Agreement, the Partnership shall reimburse the Managing General Partners for operational costs incurred by the Managing General Partners in conjunction with the business of the Partnership. The Partnership may not reimburse the Managing General Partners for operational costs that aggregate more than 3% of total Limited Partner capital contributions of the Partnership in each year through the first five years of operations after the termination of unit sales and 1.5% in any year thereafter. For purposes of this limitation, the Partnership's operating year begins May 3rd. For the six months ended June 30, 1998, the Managing General Partners absorbed $62,535 in operating expenses. No such expenses were absorbed for the six months ended June 30, 1999.

Management fees payable were $66,082 and $23,433 at June 30, 1999 and December 31, 1998, respectively.

4.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1998, is in the
1998 Annual Report on Form 10-K.  Activity from January 1 through June 30, 1999, consisted of:
                                                                    January 1 through
                                                                      June 30, 1999
                                                                ------------------------
                                                  Principal
                                    Investment    Amount or         Cost         Fair
Industry/Company      Position         Date         Shares          Basis        Value
----------------      --------      ----------    ----------      ---------    ---------

Balance at January 1, 1999                                       $4,208,359    5,671,650
                                                                  ---------    ---------
Significant changes:

Environmental
-------------
Naiad Technologies,    Series A, B
 Inc.                  and C
                       Preferred       12/95-
                       shares          11/97      161,832                 0     (215,753)

Health Information Services
---------------------------
CareCentric Solutions, Series A, B
 Inc.                  and C
                       Preferred       10/95-
                       shares          12/97      184,717          (168,204)    (122,778)
CareCentric Solutions, Common share
 Inc.                  warrant at
                       $.15;
                       expiring 12/02  12/97       15,525           (13,972)     (13,972)

Medical/Diagnostic Equipment
----------------------------
Endocare, Inc.         Common          08/96-
                       shares          01/97      152,400                 0      434,264
Endocare, Inc.         Common share
                       warrant at
                       $3.00;
                       expiring
                       08/01           08/96       30,000                 0       55,125
R2 Technology,         Series A-1
 Inc.                  Preferred
                       shares          05/94      100,000                 0      177,111
R2 Technology,         Series B-1
 Inc.                  Preferred
                       shares          03/96       17,134                 0       33,229

Pharmaceuticals
---------------
Valentis, Inc.
 (formerly Megabios    Common          09/94-
  Corp.)               shares          07/95      100,424                 0     (123,020)
                                                                  ---------    ---------
Total significant changes                                          (182,176)     224,206

Other changes, net                                                        0      (31,321)
                                                                  ---------    ---------

Total equity investments at June 30, 1999                        $4,026,183    5,864,535
                                                                  =========    =========


Marketable Equity Securities
----------------------------

Marketable equity securities had aggregate costs of $1,231,768 and $984,268 at June 30, 1999, and December 31, 1998, respectively, and aggregate fair values of $1,560,631 and $868,154 at June 30, 1999 and December 31, 1998,
respectively. The net unrealized gain and loss at June 30, 1999, and December 31, 1998, included gross gains of $326,360 and $118,852, respectively.

CareCentric Solutions, Inc.
---------------------------

In July 1999, the company agreed to be acquired by Simione Central Holdings, Inc. Based on the sales terms, the Partnership recorded a $182,176 write-down of its investment in Preferred shares and common stock warrants as of June 30, 1999.

Naiad Technologies, Inc.
------------------------

In June 1999, the Partnership recorded a $215,753 decrease in the fair value of its investment based upon the Managing General Partners' assessment of the operating status of the company.

R2 Technology, Inc.
-------------------

In May 1999, the company completed a new round of financing in which the Partnership did not participate. The pricing of this round indicated a $214,002 increase in the fair value of the Partnership's preferred shares and warrants.

Valentis, Inc. (formerly Megabios Corp.)
---------------------------------------

In May 1999, the Megabios Corp changed its name to Valentis, Inc.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly traded portfolio companies.

5.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at June 30, 1999, and December 31, 1998, consisted of:

                                               1999           1998
                                              ------         ------
Demand accounts                               $3,304             263
Money-market accounts                             72             124
                                               -----         -------
     Total                                    $3,376             387
                                               =====         =======

6.     Short-Term Borrowings
       ---------------------

The Partnership has borrowing accounts with two financial institutions. At June 30, 1999, the borrowing capacity of these accounts, which fluctuates based on collateral value, was $457,200 and the outstanding balances totaled $182,247; as of August 12, 1999, the outstanding balance was $294,439. The weighted-average interest rate for the six months ended June 30, 1999 was 8.25%. Interest expense was $9,811 for the six months ended June 30, 1999. The Partnership's investments in Endocare, Inc., Valentis, Inc. (formerly Megabios Corp.) and Axys Pharmaceuticals, Inc. are pledged as collateral.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the six months ended June 30, 1999, net cash provided by operating activities totaled $23,178. The Partnership paid management fees of $36,649 to the Managing General Partners and received advances from the Managing General Partners totaling $168,101 to fund its operations. In addition, $18,549 was paid to the Individual General Partners as compensation for their services. The Partnership paid other operating expenses of $97,703. Dividend income of $7,978 was received.

The Partnership has borrowing accounts with two financial institutions. The borrowing capacity of these accounts, which fluctuates based on collateral value, was $457,200 and the outstanding balance was $182,247 at June 30, 1999. As of August 12, 1999, the outstanding balance was $294,439. The Partnership's investments in Endocare, Inc., Valentis, Inc. (formerly Megabios Corp.) and Axys Pharmaceuticals, Inc. are pledged as collateral. The Partnership, if required to by the lender, intends to repay this borrowing from the proceeds of investment sales or support from the Managing General Partners.

Cash and cash equivalents at June 30, 1999, were $3,376. Future proceeds from investment sales along with Managing General Partners' support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

    Current quarter compared to corresponding quarter in the preceding year
    -----------------------------------------------------------------------

Net loss was $217,586 for the quarter ended June 30, 1999, compared to a net income of $37,662 for the same period in 1998. The change was primarily due to a $182,176 increase in realized losses from investment write-downs and a $109,613 increase in operating expenses, partially offset by a $32,410 increase in net unrealized fair value of equity investments.

Realized losses from investment write-downs totaled $182,176 in the quarter ended June 30, 1999 and related to a portfolio company in the health information services industry. There were no write-downs in the corresponding quarter of 1998.

Total operating expenses were $125,960 for the quarter ended June 30, 1999, compared to $16,347 for the same period in 1998. As explained in Note 3 to the financial statements, the Managing General Partners absorbed $0 and $62,535 for the quarters ended June 30, 1999 and 1998, respectively. The decrease in operating expenses absorbed by the General Partners is attributable to the re-evaluation of expense limitation provisions of the Partnership agreement which occurred in the fourth quarter of 1998. This re-evaluation effectively lowered the total amount of operating expenses subject to the expense limitation. Had the limitation not been in effect, operating expenses would have been $125,960 and $78,882 during the quarters ended June 30, 1999 and 1998, respectively. The increase is primarily attributable to increased investment monitoring and administrative overhead costs, professional fees and interest on short-term borrowings.

The Partnership recorded an increase in equity investment fair value of $135,167 for the quarter ended June 30, 1999 compared to an increase of $102,757 for the same period in 1998. The 1999 increase was primarily due to an increase in the medical/diagnostic equipment industries, partially offset by a decrease in the environmental industry. The 1998 increase was primarily due to increases in the biotechnology and medical/diagnostic equipment industries.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

    Current six months compared to corresponding six months in the
    --------------------------------------------------------------
    preceding year
    --------------

Net loss was $111,050 for the six months ended June 30, 1999, compared to net loss of $355,751 during the same period in 1998. The improvement was primarily due to a $526,413 increase in the net unrealized fair value of equity investments, which was partially offset by a $182,176 increase in realized losses from investment write-downs and a $100,090 increase in total operating expenses.

During the six months ended June 30, 1999 and 1998, the Partnership recorded an increase in fair value of equity investments of $375,061 and a decrease of $151,352, respectively. The 1999 increase was primarily due to increases in the medical/diagnostic industry, partially offset by decreases in the environmental and pharmaceutical industries. The 1998 decrease was primarily due to decreases in the pharmaceutical industry, partially offset by increases in the biotechnology industry.

Realized losses from investment write-downs totaled $182,176 for the six months ended June 30, 1999 and related to a portfolio company in the health information services industry. There were no write-downs in the corresponding period of 1998.

Total operating expenses were $214,066 and $113,976 for the six months ended June 30, 1999 and 1998, respectively. As discussed in Note 3 to the financial statements, the Managing General Partners absorbed expenses of $0 and $62,535 for the six months ended June 30, 1999 and 1998, respectively. The decrease in operating expenses absorbed by the General Partners is attributable to the re-evaluation of expense limitation provisions of the Partnership agreement which occurred in the fourth quarter of 1998. This re-evaluation effectively lowered the total amount of operating expenses subject to the expense limitation. Had the limitation not been in effect, total operating expenses for the six months ended June 30, 1999 and 1998 would have been $214,066 and $176,511, respectively. The increase is primarily attributable to increased administrative costs, professional fees and interest on short-term borrowings.

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

As part of Year 2000 evaluation, TFI has also assembled a database listing its significant suppliers to assess the extent to which it needs to prepare for any of those parties' potential failure to remediate their Year 2000 compliance issues. TFI reviewed public Year 2000 statements of those suppliers and sent questionnaires to mission-critical vendors whose public statements were not adequate for assessment. All mission-critical vendors have responded that they expect to be Year 2000 compliant barring any unforeseen circumstances. TFI will continue to monitor its significant suppliers as part of its Year 2000 evaluation. However, there can be no guarantee that the systems of other companies on which TFI relies will be timely converted, or that failure to convert will not have a material adverse effect on the Partnership and its operations. TFI is also working with the Partnership's portfolio companies to determine the extent to which their operations are vulnerable to Year 2000 issues. There can be no guarantee that the systems of portfolio companies in which the Partnership has invested will be timely converted, or that their failure to convert will not have a material adverse effect on the Partnership.

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

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 1999.

(b) Financial Data Schedule for the six months ended and as of June 30, 1999 (Exhibit 27).

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

                         TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner






Date:  August 13, 1999   By:      /s/Michael R. Brenner
                              -----------------------------------
                                     Michael R. Brenner
                                     Controller