Form 10-Q
period 1999-09-30
TECHNOLOGY FUNDING MEDICAL PARTNERS I L P
filed 1999-11-15
CIK 893755

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1999

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                     (unaudited)
                                     September 30,      December 31,
                                         1999               1998
                                     -------------      ------------
ASSETS

Equity investments (cost basis of
 $3,728,801 and $4,208,359 in 1999
 and 1998, respectively)              $6,120,411         5,671,650
Cash and cash equivalents                    515               387
Other assets                               1,568               920
                                       ---------         ---------
     Total assets                     $6,122,494         5,672,957
                                       =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses $   45,478            38,899
Due to related parties                   415,545            84,157
Short-term borrowings                    297,795           202,436
                                       ---------         ---------
     Total liabilities                   758,818           325,492

Commitments, contingencies and
 subsequent event (Notes 3 and 6)

Partners' capital:
 Limited Partners (79,716 Units
  outstanding)                         3,006,994         3,909,982
 General Partners                        (34,928)          (25,808)
 Net unrealized fair value increase
  from cost of equity investments      2,391,610         1,463,291
                                       ---------         ---------
     Total partners' capital           5,363,676         5,347,465
                                       ---------         ---------
     Total liabilities and
       partners' capital              $6,122,494         5,672,957
                                       =========         =========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                              For the Three                For the Nine
                                              Months Ended                 Months Ended
                                              September 30,                September 30,
                                         -----------------------      -----------------------
                                           1999           1998          1999           1998
                                           ----           ----          ----           ----
Income:
 Short-term investment interest         $      --            --            --            696
 Dividend income                            3,989         3,982        11,967         11,929
                                         --------       -------       -------      ---------
     Total income                           3,989         3,982        11,967         12,625

Costs and expenses:
 Management fees                           39,650        39,650       118,948        118,948
 Individual General Partners'
  compensation                              8,638        12,560        27,187         27,928
 Amortization of organizational costs          --         2,000            --          6,000
 Operating expenses:
  Administrative and investor services     57,226       109,294       184,023        214,854
  Investment operations                     2,956        15,923        29,969         44,386
  Professional fees                         7,163         6,478        36,731         21,700
  Computer services                        11,423        21,623        32,300         48,889
  Interest expense                          5,548            --        15,359             --
  Expenses absorbed by General Partners        --            --            --        (62,535)
                                         --------       -------       -------      ---------
     Total operating expenses              84,316       153,318       298,382        267,294
                                         --------      --------       -------      ---------
     Total costs and expenses             132,604       207,528       444,517        420,170
                                         --------      --------       -------      ---------
Net operating loss                       (128,615)     (203,546)     (432,550)      (407,545)

Net realized loss from sales
 of equity investments                   (297,382)     (331,260)     (479,558)      (331,660)
                                         --------       -------       -------      ---------
Net realized loss                        (425,997)     (534,806)     (912,108)      (739,205)


Change in net unrealized fair
 value of equity investments              553,258      (152,981)      928,319       (304,333)
                                         --------       -------       -------      ---------
Net income (loss)                       $ 127,261      (687,787)       16,211     (1,043,538)
                                         ========       =======       =======      =========
Net realized loss per Unit              $   (5.29)        (6.64)       (11.33)         (9.18)
                                         ========       =======       =======      =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                                    For the Nine Months
                                                    Ended September 30,
                                                ---------------------------
                                                   1999             1998
                                                  ------           ------
Cash flows from operating activities:
 Interest received                              $      --              696
 Dividend income received                          11,967           11,929
 Cash paid to vendors                            (120,966)         (49,880)
 Cash advanced by (paid to) related parties,
  net                                              13,768         (242,065)
                                                  -------          -------
  Net cash used by operating activities           (95,231)        (279,320)
                                                  -------          -------
Cash flows from investing activities:
 Proceeds from the sales of equity investments         --          171,919
                                                  -------          -------
  Net cash provided by investing activities            --          171,919
                                                  -------          -------
Cash flows from financing activities:
 Proceeds from short-term borrowings, net          95,359               --
                                                  -------          -------
  Net cash provided by financing activities        95,359               --
                                                  -------          -------
Net increase (decrease) in cash and cash
 equivalents                                          128         (107,401)
Cash and cash equivalents at beginning of year        387          157,137
                                                  -------          -------
Cash and cash equivalents at September 30       $     515           49,736
                                                  =======          =======
Reconciliation of net income (loss) to
 net cash used by operating activities:

Net income (loss)                               $  16,211       (1,043,538)

Adjustments to reconcile net income (loss) to
 net cash used by operating activities:
  Amortization of organizational costs                 --            6,000
  Change in net unrealized fair value of
   equity investments                            (928,319)         304,333
  Net realized loss from sales of equity
   investments                                    479,558          331,660

Changes in:
  Due to related parties                          331,388          124,513
  Other changes, net                                5,931           (2,288)
                                                  -------          -------
Net cash used by operating activities           $ (95,231)        (279,320)
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

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 1999 and 1998, were as follows:

                                               1999              1998
                                              ------            ------
Management fees                             $118,948           118,948
Individual General Partners' compensation     27,187            27,928
Amortization of organizational costs              --             6,000
Reimbursable operating expenses              171,485           282,237
Expenses absorbed by General Partners             --           (62,535)

Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. Amounts due to related parties for such expenses were $309,814 and $60,724 at September 30, 1999 and at December 31, 1998, respectively.

Pursuant to the Partnership Agreement, the Partnership shall reimburse the Managing General Partners for operational costs incurred by the Managing General Partners in conjunction with the business of the Partnership. The Partnership may not reimburse the Managing General Partners for operational costs that aggregate more than 3% of total Limited Partner capital contributions of the Partnership in each year through the first five years of operations after the termination of unit sales and 1.5% in any year thereafter. For purposes of this limitation, the Partnership's operating year begins May 3rd. For the nine months ended September 30, 1998, the Managing General Partners absorbed $62,535 in operating expenses. No such expenses were absorbed for the nine months ended September 30, 1999.

Management fees payable were $105,731 and $23,433 at September 30, 1999 and December 31, 1998, respectively.

4.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1998, is in the
1998 Annual Report on Form 10-K.  Activity from January 1 through September 30, 1999, consisted of:
                                                                    January 1 through
                                                                    September 30, 1999
                                                                  ----------------------
                                                  Principal
                                    Investment    Amount or         Cost         Fair
Industry/Company      Position         Date         Shares          Basis        Value
----------------      --------      ----------    ----------      ---------    ---------

Balance at January 1, 1999                                       $4,208,359    5,671,650
                                                                  ---------    ---------
Significant changes:

Environmental
-------------
Triangle Biomedical    Series A, B
 Sciences, Inc.        and C
 (formerly Naiad       Preferred       12/95-
 Technology, Inc.)     shares          11/97      161,832          (310,202)    (525,955)
Triangle Biomedical    Common
 Sciences, Inc.        shares
 (formerly Naiad       and
 Technology, Inc.)     warrants        09/99          442            12,820       12,820

Health Information Services
---------------------------
Simione Central        Series A, B
 Holdings, Inc.        and C
 (formerly CareCentric Preferred       10/95-
 Solutions, Inc.)      shares          12/97      184,717          (263,103)    (193,953)
Simione Central        Common share
 Holdings, Inc.        warrant at
 (formerly CareCentric $.15;
 Solutions, Inc.)      expiring 12/02  12/97       15,525           (13,972)     (13,972)

Simione Central        Common
 Holdings, Inc.        shares
 (formerly CareCentric
 Solutions, Inc.)                      08/99       31,566            94,899       35,748

Medical/Diagnostic Equipment
----------------------------
Endocare, Inc.         Common          08/96-
                       shares          01/97      152,400                 0      640,080
Endocare, Inc.         Common share
                       warrant at
                       $3.00;
                       expiring
                       08/01           08/96       30,000                 0       95,640
LifeCell               Series B
 Corporation           Preferred       11/96-
                       shares          11/97        2,666                 0       91,854
LifeCell               Common share
 Corporation           warrant at
                       $4.13;
                       expiring
                       11/01           11/96       56,451                 0       60,289
R2 Technology,         Series A-1
 Inc.                  Preferred
                       shares          05/94      100,000                 0      177,111
R2 Technology,         Series B-1
 Inc.                  Preferred
                       shares          03/96       17,134                 0       33,229

Pharmaceuticals
---------------
Valentis, Inc.
 (formerly Megabios    Common          09/94-
  Corp.)               shares          07/95      100,424                 0       37,658
                                                                  ---------    ---------
Total significant changes                                          (479,558)     450,549

Other changes, net                                                        0       (1,788)
                                                                  ---------    ---------

Total equity investments at September 30, 1999                   $3,728,801    6,120,411
                                                                  =========    =========


Marketable Equity Securities
----------------------------

Marketable equity securities had aggregate costs of $1,231,768 and $984,268 at September 30, 1999, and December 31, 1998, respectively, and aggregate fair values of $2,149,315 and $868,154 at September 30, 1999 and December 31, 1998, respectively. The net unrealized gain and loss at September 30, 1999, and December 31, 1998, included gross gains of $1,006,935 and $118,852, respectively.

R2 Technology, Inc.
-------------------

In May 1999, the company completed a new round of financing in which the Partnership did not participate. The pricing of this round indicated a $214,002 increase in the fair value of the Partnership's preferred shares and warrants.

Simione Central Holdings, Inc. (formerly CareCentric Solutions, Inc.)
--------------------------------------------------------------------

In August 1999, CareCentric Solutions, Inc. was acquired by Simione Central Holdings, Inc. The Partnership received 31,566 Simione shares and realized a loss of $182,176 on the sale. The Simione shares are publicly traded but may not be sold prior to December 2000.

Triangle Biomedical Sciences (formerly Naiad Technologies, Inc.)
---------------------------------------------------------------

In August 1999, Naiad Technologies, Inc. was acquired by Triangle
Biomedical Sciences, Inc. The Partnership received 442 Triangle common shares and a warrant for 442 common shares and realized a loss of $297,382 on the sale.

Valentis, Inc. (formerly Megabios Corp.)
---------------------------------------

In May 1999, the Megabios Corp changed its name to Valentis, Inc.,

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly traded portfolio companies.

5.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at September 30, 1999, and December 31, 1998, consisted of:

                                               1999           1998
                                              ------         ------
Demand accounts                                $478            263
Money-market accounts                            37            124
                                                ---            ---
     Total                                     $515            387
                                                ===            ===

6.     Short-Term Borrowings
       ---------------------

The Partnership has a borrowing account with a financial institution. At September 30, 1999, the borrowing capacity of this account, which fluctuates based on collateral value, was $268,634 and the outstanding balance totaled $297,795; as of November 9, 1999, the borrowing capacity was $0 and the outstanding balance was $294,439. The weighted-average interest rate for the nine months ended September 30, 1999 was 8.25%. Interest expense was $15,359 for the nine months ended September 30, 1999. The Partnership's investments in Valentis, Inc. (formerly Megabios Corp.) and Axys Pharmaceuticals, Inc. are pledged as collateral. The Partnership, if required to by the lender, intends to repay this borrowing from the proceeds of investment sales or support from the Managing General Partners.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 1999, net cash used by operating activities totaled $95,231. The Partnership paid management fees of $36,650 to the Managing General Partners and received advances from the Managing General Partners totaling $77,605 to fund its operations. In addition, $27,187 was paid to the Individual General Partners as compensation for their services. The Partnership paid other operating expenses of $120,966. Dividend income of $11,967 was received.

The Partnership has a borrowing account with a financial institution. The borrowing capacity of this account, which fluctuates based on collateral value, was $268,634 and the outstanding balance was $297,795 at September 30, 1999. As of November 9, 1999, the borrowing capacity was $0 and the outstanding balance was $294,439. The Partnership's investments in Valentis, Inc. (formerly Megabios Corp.) and Axys Pharmaceuticals, Inc. are pledged as collateral. The Partnership, if required to by the lender, intends to repay this borrowing from the proceeds of investment sales or support from the Managing General Partners.

Cash and cash equivalents at September 30, 1999, were $515. Future proceeds from investment sales along with Managing General Partners' support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

    Current quarter compared to corresponding quarter in the preceding year
    -----------------------------------------------------------------------

Net income was $127,261 for the quarter ended September 30, 1999, compared to a net loss of $687,787 for the same period in 1998. The change was primarily due to a $706,239 increase in net unrealized fair value of equity investments, a $69,002 decrease in operating expenses and a $33,878 decrease in realized losses from investment sales.

The Partnership recorded an increase in equity investment fair value of $553,258 for the quarter ended September 30, 1999 compared to a decrease of $152,981 for the same period in 1998. The 1999 increase was primarily due to an increase in the medical/diagnostic equipment and pharmaceutical industries. The 1998 decrease was primarily due to decreases in the pharmaceutical and medical/diagnostic equipment industries.

Total operating expenses were $84,316 for the quarter ended September 30, 1999, compared to $153,318 for the same period in 1998. The decrease is primarily attributable to decreased investment monitoring, administrative overhead costs and computer services.

Net realized losses from sales of equity investments were $297,382 for the quarter ended September 30, 1999, compared to $331,260 for the same period in 1998. The 1999 loss is due to the sale of Naiad Technologies, Inc. The 1998 loss resulted from the sale of CV Therapeutics, Inc. common shares.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

    Current nine months compared to corresponding nine months in the
    --------------------------------------------------------------
    preceding year
    --------------

Net income was $16,211 for the nine months ended September 30, 1999, compared to net loss of $1,043,538 during the same period in 1998. The improvement was primarily due to a $1,232,652 increase in the net unrealized fair value of equity investments, which was partially offset by a $147,898 increase in realized losses from investment sales and a $31,088 increase in total operating expenses.

During the nine months ended September 30, 1999 and 1998, the Partnership recorded an increase in fair value of equity investments of $928,319 and a decrease of $304,333, respectively. The 1999 increase was primarily due to increases in the medical/diagnostic equipment industry, partially offset by decreases in the environmental industry. The 1998 decrease was primarily due to decreases in the pharmaceutical and medical/diagnostic equipment industries.

Realized losses from investment sales totaled $479,558 for the nine months ended September 30, 1999 and $331,660 for the corresponding period in 1998. The 1999 loss is due to the sales of Naiad Technologies, Inc. and CareCentric Solutions, Inc. The 1998 loss resulted from the sale of CV Therapeutics, Inc. common shares.

Total operating expenses were $298,382 and $267,294 for the nine months ended September 30, 1999 and 1998, respectively. As discussed in Note 3 to the financial statements, the Managing General Partners absorbed expenses of $62,535 for the nine months ended September 30, 1998. There were no expenses absorbed by the Managing General Partners in 1999. The decrease in operating expenses absorbed by the General Partners is attributable to the re-evaluation of expense limitation provisions of the Partnership agreement which occurred in the fourth quarter of 1998. This re-evaluation effectively lowered the total amount of operating expenses subject to the expense limitation. Had the limitation not been in effect, total operating expenses for the nine months ended September 30, 1999 and 1998 would have
been $298,382 and $329,829, respectively.   The decrease is primarily
attributable to decreased investment monitoring, administrative overhead and computer services, partially offset by increased professional fees.

YEAR 2000
---------

Widespread use of computer programs that use two digits rather than four to store, calculate, and display year values in dates may cause computer systems to malfunction in the year 2000, resulting in significant business delays and disruptions.

    The Partnership's State of Readiness
    ------------------------------------

Computer services are provided to the Partnership by its Managing General Partner, Technology Funding Inc. ("TFI"). For several years, TFI has sought to use Year 2000 compliant storage formats and algorithms in its internally-developed and maintained systems. TFI has also completed initial evaluations of computer systems, software, and embedded technologies. Those evaluations confirmed that certain components of its network server hardware and operating systems, voice mail system, e-mail system, and accounting software may have Year 2000 compliance issues. These resources and several less-critical components of the systems environment were all scheduled as part of normal maintenance and replacement cycles to be replaced or upgraded as Year 2000 compatible components became available from vendors during 1998 and 1999. That program remains on schedule to provide Year 2000 capable systems timely without significant expenditures or disruption of Partnership operations. TFI has implemented and tested Year 2000 capable versions of all its mission-critical systems. However, the risk remains that TFI may not be able to verify whether Year 2000 compatibility claims by vendors are accurate, or whether changes undertaken to achieve Year 2000 compatibility will create other undetected problems in associated systems. Therefore, TFI anticipates that Year 2000 compliance testing and maintenance of these systems will continue as needed into the first quarter of 2000.

As part of Year 2000 evaluation, TFI has also assembled a database listing its significant suppliers to assess the extent to which it needs to prepare for any of those parties' potential failure to remediate their Year 2000 compliance issues. TFI reviewed public Year 2000 statements of those suppliers and sent questionnaires to vendors whose public statements were not adequate for assessment. All mission-critical vendors have responded that they expect to be Year 2000 compliant barring any unforeseen circumstances. TFI will continue to monitor its significant suppliers as part of its Year 2000 evaluation. However, there can be no guarantee that the systems of other companies on which TFI relies will be timely converted, or that failure to convert will not have a material adverse effect on the Partnership and its operations. TFI is also working with the Partnership's portfolio companies to determine the extent to which their operations are vulnerable to Year 2000 issues, and maintaining their responses in the vendor database. There can be no guarantee that the systems of portfolio companies in which the Partnership has invested will be timely converted, or that their failure to convert will not have a material adverse effect on the Partnership.

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

    The Risks Associated with Year 2000 Issues
    ------------------------------------------

Any failure by the portfolio companies in which the Partnership has invested, or by those portfolio companies' key suppliers or customers, to anticipate and avoid Year 2000 related problems at reasonable cost could have a material adverse effect on the value of and/or the timing of realization of value from the Partnership's investments. If TFI's Year 2000 compliance issues have not been resolved correctly, internal system failures or miscalculations could cause a temporary inability to process transactions, loss of ability to send or receive e-mail and voice mail messages, or disruptions in other normal business activities. Additionally, failure of third parties on whom TFI relies to remediate their Year 2000 issues timely could result in disruptions in the Partnership's relationship with its financial institutions, temporary disruptions in processing transactions, unanticipated costs, and problems related to the Partnership's daily operations. While TFI continues to address its internal Year 2000 issues, the overall risks associated with the Year 2000 issue remain difficult to describe and quantify. There can be no guarantee that the Year 2000 issue will not have a material adverse effect on the Partnership and its operations.

    TFI's Contingency Plan
    ----------------------

As part of its normal efforts to assure business continuation in the event of natural disasters, systems failures, or other disruptions, TFI has prepared contingency plans including an extensive Year 2000 contingency plan. Taken together with TFI's Year 2000 remediation plan, it identifies potential points of failure, approaches to correcting known Year 2000 problems, dates by which the preferred corrections are anticipated to be made and tested, and alternative approaches if the corrections are not completed timely or are later found to be inadequate. Although backup systems and contingency approaches have been identified for most systems and vendor dependencies, there remain some systems for which no good alternative exists, and there may be some problems that prove more intractable than currently anticipated.


II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

a) No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 1999.

b) Financial Data Schedule for the nine months ended and as of September 30, 1999 (Exhibit 27).

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

                         TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner






Date:  November 12, 1999 By:      /s/Michael R. Brenner
                              -----------------------------------
                                     Michael R. Brenner
                                     Controller