Form 10-K
period 1999-12-31
TECHNOLOGY FUNDING MEDICAL PARTNERS I L P
filed 2000-03-30
CIK 893755

                           UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                             FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

            For The Fiscal Year Ended December 31, 1999

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

No matter was submitted to a vote of the holders of units of limited partnership interests ("Units") during 1999.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
------   -------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

        (a) There is no established public trading market for the Units.

        (b) At December 31, 1999, there were 835 record holders of Units.

        (c) The Registrant, being a partnership, does not pay dividends. Distributions of cash and securities, however, may be made to the partners in the Partnership pursuant to the Registrant's Partnership
            Agreement.


Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                              For the Years Ended and As of December 31,
                                       -------------------------------------------------------
                                       1999          1998        1997         1996        1995
                                      ------        ------      ------       ------      ------


Interest income                   $        3           693        73,349     178,979      245,800
Dividend income                       15,953        15,967           136          --           --
Net operating loss                  (539,268)     (599,338)     (480,820)   (410,597)    (328,499)
Net realized gain (loss) from
 sales of equity investments          94,817      (331,660)        1,168      (1,876)          --
Realized losses from investment
 write-downs                              --      (299,280)           --          --           --
Net realized loss                   (444,451)   (1,230,278)     (479,652)   (412,473)    (328,499)
Change in net unrealized
 fair value of
 equity investments                  716,138        (7,477)    1,101,284     377,961       (8,447)
Net income (loss)                    271,687    (1,237,755)      621,632     (34,512)    (336,976)
Net income(loss)
 per Unit (1)                           3.30        (15.37)        (7.66)      (0.43)       (4.18)
Total assets                       5,693,057     5,672,957     6,646,391   6,019,828    6,057,701
Distributions declared                    --            --            --          --       77,789
Distributions declared
 per Unit (2)                             --            --            --          --        (0.98)

(1) See Notes 1 and 4 to the Financial Statements for discussion of partners' capital reclassification and the method of calculation of net income (loss) per Unit.

(2) Calculation is based on distributions declared to Limited Partners divided by the weighted average number of Units outstanding during the year.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------

Liquidity and Capital Resources
-------------------------------

During 1999, net cash used by operating activities totaled $591,188. The Partnership paid management fees of $168,814 to the Managing General Partners and paid related parties $242,994 for operating expenses. In addition, $38,323 was paid to the Individual General Partners as compensation for their services. The Partnership paid other operating expenses of $134,375 and interest on borrowings of $22,638, and received $15,956 in interest and dividend income.
During 1999, the Partnership received proceeds from sales of equity investments of $966,581 and repaid short-term borrowings of $199,790. At December 31, 1999, the Partnership was not committed to fund any additional investments.
The Partnership has a borrowing account with a financial institution. The borrowing capacity of this account which fluctuates based on collateral value was $662,161 at December 31, 1999. The outstanding balance was $2,646 at December 31, 1999. The Partnership's investments in Endocare, Inc. and Axys Pharmaceuticals, Inc. are pledged as collateral. At March 20, 2000, the borrowing capacity of this account was $1,515,651 and there were no outstanding borrowings.
Cash and cash equivalents at December 31, 1999, were $175,990. Future proceeds from investment sales and the borrowing capacity of the Fund along with Managing General Partners' support are expected to be adequate to fund Partnership operations through the next twelve months. Results of Operations
---------------------

1999 compared to 1998
---------------------

Net income was $271,687 for 1999 compared to net loss of $1,237,755 in 1998. The improvement was primarily due to a $723,615 increase in the net unrealized fair value of equity investments, a $426,477 increase in net gains from sales of equity investments, and a $299,280 decrease in realized losses from investment write-downs.

The Partnership recorded an increase in equity investment fair value of $716,138 in 1999, compared to a decrease of $7,477 in 1998. The 1999 increase was primarily attributable to increases in portfolio companies in the medical/diagnostic equipment industry, partially offset by decreases in the biotechnology, environmental and pharmaceuticals industries.

Realized gains from sales of equity investments totaled $94,817 in 1999 compared to losses of $331,660 in 1998. The gain in 1999 was primarily attributable to the sale of Valentis, Inc., partially offset by losses on the sales of CareCentric Solutions, Inc. and Naiad Technologies, Inc.

During 1998, the Partnership recorded realized losses from investment write-downs of $299,280 attributable to ConjuChem, Inc. There were no write-downs in 1999.

Total operating expenses were $358,304 and $419,414 for 1999 and 1998, respectively. As disclosed in Note 3 to the financial statements, the Partnership may not reimburse the General Partners for certain expenses that aggregate more than three percent of total Limited Partner capital contributions. (The limitation changes to 1.5% effective May 3, 2000.) As a result, operating expenses of $62,535 were initially absorbed by the General Partners in 1998. During 1998, it was determined that certain operational costs, primarily rent and professional fees, paid directly by the Partnership were not subject to the general partner expense limitation. Consequently, $66,383 of direct partnership expenses absorbed by the General Partners in prior years were recognized as additional expenses in 1998. Also discussed in
Note 3, the Managing General Partners re-evaluated allocations to the Partnership in 1998 and determined that they had not fully recovered allocable operating expenses, primarily salary, benefits, and professional fees as permitted by the Partnership Agreement. As a result, the Partnership was charged $66,810 of additional operating expenses in 1998 related to prior years. If the additional expense had been recorded in prior years and had the operating expense limitation described in Note 3 not been in effect, total operating expenses would have been $358,304 and $348,756 for 1999 and 1998, respectively.

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

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 1999, the Partnership incurred $158,597 in management fees. The fees are designed to compensate the Managing General Partners for General Partner Overhead incurred in performing management duties for the Partnership through December 31, 1999. General Partner Overhead (as defined in the Partnership Agreement) includes the General Partners' share of rent and utilities, and certain salaries and benefits paid by the Managing General Partners in performing their obligations to the Partnership. As compensation for their services, the Individual General Partners each receive $6,000 annually beginning on the Commencement Date, plus $1,000 for each attended meeting of the Individual General Partners, and related expenses. For the year ended December 31, 1999, $38,323 of such fees were paid.

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

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------  -------------------------------------------------------
         FORM 8-K
         --------

         (a) List of Documents filed as part of this Annual Report on Form 10-K

             (1) Financial Statements - the following financial statements are filed as a part of this Report:

                  Independent Auditors' Report
                  Balance Sheets as of December 31, 1999
                    and 1998
                  Statements of Operations for the years
                    ended December 31, 1999, 1998 and 1997
                  Statements of Partners' Capital for the years
                    ended December 31, 1999, 1998 and 1997
                  Statements of Cash Flows for the years
                    ended December 31, 1999, 1998 and 1997
                  Notes to Financial Statements

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


         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1999.

         (c) Financial Data Schedule for the year ended and as of December 31, 1999 (Exhibit 27).



                   INDEPENDENT AUDITORS' REPORT
                   ----------------------------

The Partners
Technology Funding Medical Partners I, L.P.:


We have audited the accompanying balance sheets of Technology Funding Medical Partners I, L.P. (a Delaware limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain securities owned, by correspondence with the individual investee companies, and a physical examination of those securities held by a safeguarding agent as of December 31, 1999 and 1998. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Medical Partners I, L.P. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.




Albuquerque, New Mexico                                  /S/KPMG LLP
March 29, 2000

BALANCE SHEETS
--------------

                                                  December 31,
                                              -------------------
                                                1999       1998
                                               ------     ------
ASSETS

Equity investments (cost basis of
 $3,336,595 and $4,208,359 in 1999
 and 1998, respectively)                    $5,516,024  5,671,650

Cash and cash equivalents                      175,990        387

Other assets                                     1,043        920
                                             ---------  ---------
     Total assets                           $5,693,057  5,672,957
                                             =========  =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses       $   35,528     38,899

Due to related parties                          35,731     84,157

Short-term borrowings                            2,646    202,436
                                             ---------  ---------
     Total liabilities                          73,905    325,492

Commitments and subsequent event
 (Notes 3, 5, 8, and 9)

Partners' capital
 (79,716 Limited Partner Units
  outstanding)                               5,619,152  5,347,465
                                             ---------  ---------

     Total liabilities and partners'
       capital                              $5,693,057  5,672,957
                                             =========  =========

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
------------------------

                                 For the Years Ended December 31,
                               ------------------------------------
                                 1999          1998          1997
                                ------        ------        ------
Income:
  Interest income              $      3          693        73,349
  Dividend income                15,953       15,967           136
                                -------    ---------     ---------
     Total income                15,956       16,660        73,485

Costs and expenses:
  Management fees               158,597      158,597       158,597
  Individual General
   Partners' compensation        38,323       31,987        31,804
  Amortization of
   organizational costs              --        6,000         8,000
  Operating expenses:
    Administrative and
     investor services          223,119      252,111       210,039
    Investment operations        28,756       56,057        69,447
    Computer services            40,720       59,282        45,699
    Professional fees            43,071       44,675        30,719
    Expenses absorbed by
     General Partners                --      (62,535)           --
    Expenses absorbed by
     General Partners in
     prior years                     --       66,383            --
    Interest expense             22,638        3,441            --
                                -------    ---------     ---------
     Total operating expenses   358,304      419,414       355,904
                                -------    ---------     ---------
     Total costs and expenses   555,224      615,998       554,305
                                -------    ---------     ---------
Net operating loss             (539,268)    (599,338)     (480,820)

Net realized gain (loss) from
  sales of equity investments    94,817     (331,660)        1,168
Realized losses from
  investment write-downs             --     (299,280)           --
                                -------    ---------     ---------
Net realized loss              (444,451)  (1,230,278)     (479,652)

Change in net unrealized fair
  value of equity investments   716,138       (7,477)    1,101,284
                                -------    ---------     ---------
Net income (loss)              $271,687   (1,237,755)      621,632
                                =======    =========     =========
Net income (loss) per Unit     $   3.30       (15.37)         7.66
                                =======    =========     =========

See accompanying notes to financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 1999, 1998 and 1997:

                              Reclassified-(see Note 1)
                              ------------------------
                               Limited       General
                               Partners      Partners        Total
                               --------      --------        -----
Partners' capital,
  December 31, 1996          $5,968,602       (5,014)     5,963,588

Net income                      610,452       11,180        621,632
                              ---------       ------      ---------
Partners' capital,
  December 31, 1997           6,579,054        6,166      6,585,220

Net loss                     (1,225,378)     (12,377)    (1,237,755)
                              ---------       ------      ---------
Partners' capital,
  December 31, 1998           5,353,676       (6,211)     5,347,465

Net income                      262,821        8,866        271,687
                              ---------       ------      ---------
Partners' capital,
  December 31, 1999          $5,616,497        2,655      5,619,152
                              =========       ======      =========

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
------------------------

                                      For the Years Ended December 31,
                                   -----------------------------------
                                    1999           1998          1997
                                   ------         ------        ------
Cash flows from operating
 activities:
  Interest received              $      3           693        62,579
  Dividends received               15,953        15,967           136
  Cash paid to vendors           (134,375)      (63,877)     (100,938)
  Interest paid on
   short-term borrowings          (22,638)       (3,441)           --
  Cash paid to related
   parties                       (450,131)     (480,447)     (440,388)
                                  -------       -------     ---------
    Net cash used by
     operating activities        (591,188)     (531,105)     (478,611)
                                  -------       -------     ---------
Cash flows from investing
 activities:
  Proceeds from sales of
   equity investments             966,581       171,919         8,481
  Purchases of equity
   investments                         --            --    (1,357,786)
                                  -------       -------     ---------
    Net cash provided (used)
     by investing activities      966,581       171,919    (1,349,305)
                                  -------       -------     ---------
Cash flows from financing
 activities:
 (Repayment of) proceeds from
   short-term borrowings, net    (199,790)      202,436            --
                                  -------       -------     ---------
    Net cash (used) provided
     by financing activities     (199,790)      202,436            --
                                  -------       -------     ---------
Net increase (decrease) in
 cash and cash equivalents        175,603      (156,750)   (1,827,916)

Cash and cash equivalents
 at beginning of year                 387       157,137     1,985,053
                                  -------       -------     ---------
Cash and cash equivalents
 at end of year                  $175,990           387       157,137
                                  =======       =======     =========


Reconciliation of net income
 (loss) to net cash used by
 operating activities:

Net income (loss)               $ 271,687    (1,237,755)      621,632

Adjustments to reconcile net
 income (loss) to net cash
 used by operating activities:
   Amortization of
    organizational costs               --         6,000         8,000
   Change in net unrealized
    fair value of equity
    investments                  (716,138)        7,477    (1,101,284)
   Net realized (gain) loss
    from sales of equity
    investments                   (94,817)      331,660        (1,168)
   Realized losses from
    investment write-downs             --       299,280            --
Changes in:
   Accounts payable and
    accrued expenses               (3,371)        9,686         1,665
   Due to related parties         (48,426)       52,199         3,266
   Other, net                        (123)          348       (10,722)
                                  -------     ---------     ---------
Net cash used by operating
 activities                     $(591,188)     (531,105)     (478,611)
                                  =======     =========     =========


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.  Summary of Significant Accounting Policies
    ------------------------------------------

Organization
------------

Technology Funding Medical Partners I, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of Delaware on September 3, 1992. The purpose of the Partnership is to make venture capital investments in emerging growth companies. The Partnership elected to be a business development company under the Investment Company Act of 1940, as amended (the "Act"), and operates as a non-diversified investment company as that term is defined in the Act. The Managing General Partners are Technology Funding Ltd. ("TFL"), and Technology Funding Inc. ("TFI"), a wholly owned subsidiary of TFL. There are also three Individual General Partners.

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

Partners' Capital Reclassification
----------------------------------


Commencing in the fourth quarter of 1999, the Partnership is including the change in net unrealized fair value of investments in the profits and losses allocated to partners' capital accounts based on a reevaluation of the Partnership Agreement.  Accordingly, prior years have been reclassified to conform to the current year presentation.  The allocations of the net unrealized fair value increase (decrease) from cost of investments, and resulting reclassifications, were determined by applying the provisions of the Partnership Agreement described in Note 4 from the inception of the Partnership.  The reclassification has no effect on total partners' capital or the Partnership's net income or loss for any period.  The reclassifications resulting from the reevaluation of the Partnership Agreement have the effect of accelerating the allocation of profits or losses (under the provisions described in Note 4) to partners' capital accounts and, as a result, may permit the acceleration of distributions to Partners to the extent allowable under the Partnership Agreement.

The allocations of the net unrealized fair value increase reclassified in prior periods are as follows:
                                                                       Net Unrealized
                                                                         Fair Value
                                                                          Increase
                                            Limited       General       From Cost of
                                            Partners      Partners   Equity Investments   Total
                                            --------      --------   ------------------   -----
Partners' capital, December 31, 1996,
 before reclassification                  $5,602,813      (8,709)          369,484     5,963,588
Allocation of net unrealized fair value
 increase from cost                          365,789       3,695          (369,484)           --
                                           ---------      ------         ---------     ---------
Partners' capital, December 31, 1996,
 as reclassified                          $5,968,602      (5,014)               --     5,963,588
                                           =========      ======         =========     =========

Partners' capital, December 31, 1997,
 before reclassification                  $5,127,957     (13,505)        1,470,768     6,585,220
Allocation of net unrealized fair value
 increase from cost                        1,451,097      19,671        (1,470,768)           --
                                           ---------      ------         ---------     ---------
Partners' capital, December 31, 1997,
 as reclassified                          $6,579,054       6,166                --     6,585,220
                                           =========      ======         =========     =========

Partners' capital, December 31, 1998,
 before reclassification                  $3,909,982     (25,808)        1,463,291     5,347,465
Allocation of net unrealized fair value
 increase from cost                        1,443,694      19,597        (1,463,291)           --
                                           ---------      ------         ---------     ---------
Partners' capital, December 31, 1998,
 as reclassified                          $5,353,676      (6,211)               --     5,347,465
                                           =========      ======         =========     =========

The reclassifications of the change in net unrealized fair value of equity investments for prior periods are as follows:

                                             Limited         General
                                             Partners        Partners         Total
                                             --------        --------         -----

For the Year Ended December 31, 1997       $1,085,308         15,976       1,101,284
For the Year Ended December 31, 1998           (7,403)           (74)         (7,477)



Equity Investments
------------------

The Partnership's method of accounting for investments, in accordance with generally accepted accounting principles, is the fair value basis used for investment companies. The fair value of Partnership equity investments is their initial cost basis with changes as noted below:

The fair value for publicly traded equity investments (marketable equity securities) is based upon the five-day-average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Certain publicly traded equity investments may not be marketable due to selling restrictions and for those securities, an illiquidity discount of up to 33% is applied when determining the fair value; the actual discount percentage is based on the type and length of the restrictions. Investments valued under this method were $1,975,880 and $868,154 at December 31, 1999 and 1998, respectively.

All investments which are not publicly traded are valued at fair market value as determined by the Managing General Partners in the absence of readily ascertainable market values. Investments valued under this method were $3,540,144 and $4,803,496 at December 31, 1999 and 1998, respectively. Generally, investments in privately held companies are valued at original cost unless there is clear evidence of a change in fair value, such as a recent round of third-party financings or events that, in the opinion of the Managing General Partners, indicate a change in value.

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

Net Income (Loss) Per Unit
--------------------------

Commencing in the fourth quarter of 1999, the Partnership is including the change in net unrealized fair value of equity investments in the profits and losses allocated to partners' capital accounts. (See Partners' Capital Reclassification discussion above. The 1998 and 1997 per Unit amounts have been modified to conform to this presentation.) Net income (loss) per Unit is calculated by dividing the weighted average number of Units outstanding of 79,716 for the years ended December 31, 1999, 1998 and 1997, into the total net income (loss) allocated to the Limited Partners. The Managing General Partners contributed 0.1% of total Limited Partner capital contributions and did not receive any Partnership units.

Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using generally accepted accounting principles which may not equate to tax accounting. The total tax cost basis exceeds the book cost basis by $71,623 as of December 31, 1999.

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

3.  Related Party Transactions
    --------------------------

Included in costs and expenses are related party costs as follows:

                                       1999       1998        1997
                                      ------     ------      ------

  Management fees                    $158,597    158,597    158,597
  Individual General Partners'
   compensation                        38,323     31,987     31,804
  Amortization of organizational
   costs                                   --      6,000      8,000
  Reimbursable operating expenses:
    Administrative and investor
     services                         140,015    229,092    145,407
    Investment operations              24,050     49,840     63,311
    Computer services                  40,720     59,282     44,535
    Expenses absorbed by
     General Partners                      --    (62,535)        --
    Expenses absorbed by General
     Partners in prior years               --     66,383         --

Management fees are equal to 2% of the total Limited Partner capital contributions for the first year of Partnership operations through the sixth year. Beginning in the seventh year (May 2001), management fees will decline by 10% per year from the initial 2%. Management fees compensate the Managing General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. Management fees payable were $13,216 and $23,433 at December 31, 1999 and 1998, respectively.

Pursuant to the Partnership Agreement, the Partnership shall reimburse the Managing General Partners for operational costs incurred by the Managing General Partners in conjunction with the business of the Partnership. The Partnership may not reimburse the Managing General Partners for certain operational costs that aggregate more than 3% of total Limited Partner capital contributions of the Partnership in each year through the first five years of operations after the termination of Unit sales, and 1.5% in any year thereafter. The limitation will decrease from 3% to 1.5% on May 3, 2000. For purposes of this limitation, the Partnership's operating year begins on May 3. Amounts due to related parties were $22,515 and $60,724 at December 31, 1999 and 1998, respectively.

In 1998, the Managing General Partners absorbed $62,535 in operating expenses. In late 1998, it was determined that certain overhead costs, primarily rent, absorbed by the General Partners in prior years, were not subject to this limitation; consequently, $66,383 was reimbursed to the General Partners. No expenses were absorbed by the General Partners in 1999 or 1997.

The Managing General Partners allocate operating expenses incurred in connection with the business of the Partnership based on employee hours incurred. In 1998, operating cost allocations to the Partnership were re-evaluated. The Managing General Partners determined that they had not fully recovered allocable operating expenses, primarily salary, benefits, and professional fees, as permitted by the Partnership Agreement. As a result, the Partnership was charged additional operating expenses of $66,810 consisting of $10,802, and $56,008 for 1997 and prior years, respectively. Had the additional expenses been recorded in prior years and had the operating expense limitation not been in effect, operating expenses would have been $348,756 and $366,706 for 1998 and 1997, respectively.

As compensation for their services, the Individual General Partners each receive $6,000 annually beginning on the Commencement Date, plus $1,000 for each of the management committee meetings attended and related expenses. The three Individual General Partners each own 20 Units.

Effective November 1, 1997, TFL assigned its California office lease to Technology Funding Property Management LLC (TFPM), an entity that is affiliated to the Managing General Partner. Effective December 31, 1998, TFPM was acquired by TFL. Under the terms of a rent agreement, TFL charges the Partnership for its share of office rent and related overhead costs on a cost recovery basis. These amounts are included in administrative and investor service costs.

Under the terms of a computer service agreement, Technology
Administrative Management, a division of TFL, charges the Partnership for its share of computer support costs. These amounts are included in computer services expenses.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based on their proportionate investments in the portfolio company. At December 31, 1999, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc. options with a fair value of $146,563.

4.  Allocation of Profits and Losses
    --------------------------------

In accordance with the Partnership Agreement (see Note 1), net profits and losses of the Partnership are allocated based on the beginning-of-the-year partners' capital balances as follows:

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

As indicated above, losses from unaffiliated venture capital limited partnership investments are allocated pursuant to section (b).
Gains are allocated 99% to Limited Partners and 1% to the Managing General Partners.

In no event shall the General Partners' interest in profits and losses be less than 1%.


5.  Equity Investments
    ------------------

At December 31, 1999, and December 31, 1998, equity investments consisted of:

                                                       December 31, 1999     December 31, 1998
                                        Principal     ------------------     -----------------
Industry (1)/                Investment Amount or     Cost       Fair        Cost        Fair
Company             Position    Date      Shares      Basis      Value       Basis       Value
-------------       --------    ----      ------      -----      -----       -----       -----

Medical/Biotechnology--41.1%
----------------------------
Acusphere, Inc.    Preferred   1995-
 (a)               shares      1997      215,635   $  706,251  1,124,096     706,251   1,124,096
Biex, Inc. (a) (b) Preferred
                   shares      1997      120,000      300,000    300,000     300,000     300,000
CV Therapeutics,   Common
 Inc.              share
                   warrant at
                   $20.00;
                   expiring
                   2000        1995        1,920          768      9,913         768           0
ConjuChem Inc.     Preferred
 (a)               share
                   warrant at
                   exercise              aggregate
                   price TBD;            purchase
                   expiring              price
                   2001        1996      $24,291            0          0           0           0
Prolinx, Inc.      Preferred   1995-
 (a)               shares      1998      592,308      688,461    876,616     688,461   1,285,308
                                                    ---------  ---------   ---------   ---------
                                                    1,695,480  2,310,625   1,695,480   2,709,404
                                                    ---------  ---------   ---------   ---------

Medical/Diagnostic Equipment--42.0%
-----------------------------------
Endocare, Inc.     Common      1996-
 (b)               shares      1997      152,400      466,000  1,268,730     466,000     302,971
Endocare, Inc.     Common
 (b)               share
                   warrant at
                   $3.00;
                   expiring
                   2001        1996       30,000            0    159,750           0           0
LifeCell           Preferred   1996-
 Corporation       shares (2)  1997        2,666      247,500    441,895     247,500     373,091
LifeCell           Common
 Corporation       share
                   warrant at
                   $4.13;
                   expiring
                   2001        1996       56,451        2,500     56,903       2,500      11,742
R2 Technology,     Preferred   1994-
 Inc. (a)          shares      1996      117,134      134,268    428,608     134,268     218,268
R2 Technology,     Preferred
 Inc. (a)          share warrant
                   at $2.00;
                   expiring
                   2000        1995        2,417            0      3,662           0           0
                                                    ---------  ---------   ---------   ---------
                                                      850,268  2,359,548     850,268     906,072
                                                    ---------  ---------   ---------   ---------

Health Information Systems--2.4%
--------------------------------
ADESSO Specialty
 Services
 Organization      Preferred
 Inc. (a) (b)      shares      1997       11,905      100,002    100,002     100,002     100,002
CareCentric        Preferred   1995-
 Solutions, Inc.   shares      1997           --           --         --     263,103     193,953

CareCentric        Common
 Solutions, Inc.   share
                   warrant at
                   $.15;
                   expiring
                   2002        1997           --           --         --      13,972      13,972
Simione Central
 Holdings, Inc.    Preferred
 (a)               shares      1999       31,566       94,899     33,736          --          --
                                                    ---------  ---------   ---------   ---------
                                                      194,901    133,738     377,077     307,927
                                                    ---------  ---------   ---------   ---------

Pharmaceuticals--7.4%
---------------------
Axys
 Pharmaceuticals,  Common
 Inc.              shares      1995        9,464      125,000     38,689     125,000      53,831
Periodontix,       Preferred   1993-
 Inc. (a)          shares      1996      167,000      234,000    375,750     234,000     409,150
Valentis,          Common      1994-
 Inc.              shares      1995           --           --         --     390,000     499,610
                                                    ---------  ---------   ---------   ---------
                                                      359,000    414,439     749,000     962,591
                                                    ---------  ---------   ---------   ---------

Environmental--0.2%
-------------------
Naiad Technologies,Preferred   1995-
 Inc.              shares      1997           --           --         --     310,202     525,955
Triangle
 Biomedical
 Sciences,         Common
 Inc. (a)          shares      1999          366       10,248     10,248          --          --

Triangle           Common
 Biomedical        share
 Sciences,         warrant
 Inc. (a)          at $28.00;
                   expiring
                   2009        1999          366          366        366          --          --
                                                    ---------  ---------   ---------   ---------
                                                       10,614     10,614     310,202     525,955
                                                    ---------  ---------   ---------   ---------

Venture Capital Limited Partnership Investments--5.1%
-----------------------------------------------------
Medical Science    Limited
 Partners II, L.P. Partnership
 (a)               Interests   various  $250,000      226,332    287,060     226,332     259,701
                                                    ---------  ---------   ---------   ---------
                                                      226,332    287,060     226,332     259,701
                                                    ---------  ---------   ---------   ---------
Total equity investments--98.2%                    $3,336,595  5,516,024   4,208,359   5,671,650
                                                    =========  =========   =========   =========

Legend and footnotes:

 --   No investment held at end of period.
 0    Investment active with a carrying value or fair value of zero.

(a) Equity security acquired in a private placement transaction; resale may be subject to certain selling restrictions.
(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain selling restrictions.

(1) Represents the total fair value of a particular industry segment as a percentage of
Partners' Capital at 12/31/99.
(2) The Partnership has no income-producing equity investments except for LifeCell Corporation
Preferred shares.


</TABLE

Marketable Equity Securities
----------------------------

At December 31, 1999 and 1998, marketable equity securities had an aggregate cost of $841,768 and $984,268, respectively, and an aggregate fair value of $1,975,880 and $868,154, respectively. The unrealized gain/loss at December 31, 1999 and 1998, included gross gains of $1,220,423 and $118,852, respectively.

Prolinx, Inc.
-------------

In December 1999, the company had a new round of financing in which the Partnership did not participate. The pricing of this round indicated a decrease in fair value of $408,692 for the Partnership's existing investment.

R2 Technology, Inc.
------------------

In May 1999, the company had a new round of financing in which the Partnership did not participate. The pricing of this round indicated a $214,002 increase in the fair value of the Partnership's Preferred shares and warrants.

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

Triangle Biomedical Sciences, Inc. (formerly Naiad Technologies, Inc.)
---------------------------------------------------------------

In August 1999, Naiad Technologies, Inc. was acquired by Triangle
Biomedical Sciences, Inc. The Partnership received 366 Triangle common shares and a warrant for 366 common shares and realized a loss of $299,588 on the sale.

Valentis, Inc.
--------------

In December 1999, the Partnership sold its entire investment in the company for proceeds of $966,581 and realized a gain of $576,581.

Venture Capital Limited Partnership Investment
----------------------------------------------

The Partnership recorded a $27,359 increase in fair value as a result of a net increase in the fair value of the underlying investments of the partnerships.


Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly traded portfolio companies.

Subsequent to December 31, 1999, the fair value of the Partnership's
Endocare, Inc. investment increased by $1,992,720 as a result of an increase in the publicly traded market price at March 20, 2000.

6.  Change in Net Unrealized Fair Value of Equity Investments
    ---------------------------------------------------------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Change in net unrealized fair value of equity investments." The table below discloses details of the changes:



                                 For the Years Ended December 31,
                               ------------------------------------

                                 1999          1998          1997
                               --------      --------      --------

Increase (decrease) in
 fair value from cost of
 marketable equity
 securities                  $1,134,112       (116,114)      96,066

Increase in fair value from
 cost of non-marketable
 equity securities            1,045,317      1,579,405    1,374,702
                              ---------      ---------    ---------

 Net unrealized fair
  value increase from
  cost at end of year         2,179,429      1,463,291    1,470,768

 Net unrealized fair value
  increase from cost at
  beginning of year           1,463,291      1,470,768      369,484
                              ---------      ---------    ---------

Change in net unrealized
 fair value of equity
 investments                 $  716,138         (7,477)   1,101,284
                              =========      =========    =========


7.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at December 31, 1999 and 1998, consisted of:

                                             1999         1998
                                            ------       ------
Demand accounts                           $175,922          263
Money-market accounts                           68          124
                                           -------          ---
  Total                                   $175,990          387
                                      =======          ===

8.  Short-Term Borrowings
   ---------------------

The Partnership has a borrowing account with a financial institution. At December 31, 1999, the borrowing capacity of this account, which fluctuates based on collateral value, was $662,161 and the outstanding balance was $2,646; as of March 20, 2000, the borrowing capacity was $1,515,651 and there were no outstanding borrowings. Interest is charged at the prime rate plus one half percent. The weighted-average interest rate for the year ended December 31, 1999 was 8.42%.
Interest expense was $22,638 for the year ended December 31, 1999.
The Partnership's investments in Endocare, Inc. and Axys Pharmaceuticals, Inc. are pledged as collateral.

9.  Commitments
    -----------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At December 31, 1999, the Partnership had no unfunded commitments.

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


                      TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.

                           By:  TECHNOLOGY FUNDING INC.
                                Managing General Partner


Date:  March 29, 2000      By:     /s/Michael Brenner
                                ------------------------------
                                      Michael Brenner
                                      Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature         Capacity                   Date
          ---------         --------                   ----

 /s/Charles R. Kokesh      President, Chief        March 29, 2000
------------------------   Executive Officer,
    Charles R. Kokesh      Chief Financial
                           Officer and Chairman of
                           Technology Funding Inc.
                           and Managing General
                           Partner of Technology
                           Funding Ltd.


The above represents the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.