Form 10-Q
period 2000-03-31
TECHNOLOGY FUNDING MEDICAL PARTNERS I L P
filed 2000-05-11
CIK 893755

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2000

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                      (unaudited)
                                       March 31,         December 31,
                                         2000               1999
                                     ------------       ------------
ASSETS

Equity investments (cost basis of
 $3,346,009 and $3,336,595 in 2000
 and 1999, respectively)              $7,896,687         5,516,024
Cash and cash equivalents                 68,851           175,990
Other assets                                 518             1,043
                                       ---------         ---------
     Total assets                     $7,966,056         5,693,057
                                       =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses $   51,772            35,528
Due to related parties                    22,904            35,731
Short-term borrowings                      6,263             2,646
                                       ---------         ---------
     Total liabilities                    80,939            73,905

Commitments, contingencies and
 subsequent event (Notes 3, 4, and 6)

Partners' capital:
 Limited Partners (79,716 Units
  outstanding)                         7,843,861         5,616,497
 General Partners                         41,256             2,655
                                       ---------         ---------
     Total partners' capital           7,885,117         5,619,152
                                       ---------         ---------
     Total liabilities and
       partners' capital              $7,966,056         5,693,057
                                       =========         =========

See accompanying notes to unaudited financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                                        For the Three
                                                        Months Ended
                                                          March 31,
                                                   -----------------------
                                                     2000           1999
                                                     ----           ----
Income:
 Dividend income                                $    3,988          4,032
                                                 ---------        -------
  Total income                                       3,988          4,032

Costs and expenses:
 Management fees                                    39,650         39,649
 Individual General Partners'
  compensation                                       5,090          9,635
 Operating expenses:
  Administrative and investor
   services                                         20,933         52,075
  Investment operations                              7,943         12,643
  Professional fees                                 22,639          6,564
  Computer services                                  8,633         12,201
  Interest expense                                   3,616          4,623
                                                 ---------        -------
  Total operating expenses                          63,764         88,106
                                                 ---------        -------
  Total costs and expenses                         108,504        137,390
                                                 ---------        -------
Net operating loss                                (104,516)      (133,358)

Net realized loss from sales
  of equity investments                               (768)            --
                                                 ---------        -------
Net realized loss                                 (105,284)      (133,358)

Change in net unrealized fair
 value of equity investments                     2,371,249        239,894
                                                 ---------        -------
Net income                                      $2,265,965        106,536
                                                 =========        =======
Net income per Unit                             $    27.94           1.25
                                                 =========        =======

See accompanying notes to unaudited financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                      For the Three Months Ended March 31,
                                      ------------------------------------
                                               2000             1999
                                              ------           ------
Cash flows from operating activities:
 Dividend income received                  $    3,988            4,032
 Cash paid to vendors                         (23,011)         (44,788)
 Cash paid to related parties                 (77,935)          (3,169)
 Interest paid on short-term borrowings        (3,616)              --
                                            ---------          -------
  Net cash used by operating activities      (100,574)         (43,925)
                                            ---------          -------
Cash flows from investing activities:
 Distributions from venture capital
  limited partnerships                         20,864               --
 Purchase of equity investments               (31,046)              --
                                            ---------          -------
  Net cash used by investing activities       (10,182)              --
                                            ---------          -------
Cash flows from financing activities:
 Proceeds from short-term borrowings, net       3,617           44,623
                                            ---------          -------
  Net cash provided by financing activities     3,617           44,623
                                            ---------          -------
Net (decrease) increase in cash and
 cash equivalents                            (107,139)             698
Cash and cash equivalents at beginning
 of year                                      175,990              387
                                            ---------          -------
Cash and cash equivalents at March 31      $   68,851            1,085
                                            =========          =======
Reconciliation of net income to net cash
 used by operating activities:

Net income                                 $2,265,965          106,536

Adjustments to reconcile net income to
 net cash used by operating activities:
  Change in net unrealized fair value
   of equity investments                   (2,371,249)        (239,894)
  Net realized loss from sales of equity
   investments                                    768               --

Changes in:
  Accounts payable and accrued expenses        16,244          (13,227)
  Due to related parties                      (12,827)         106,710
  Other changes, net                              525           (4,050)
                                            ---------          -------
Net cash used by operating activities      $ (100,574)         (43,925)
                                            =========          =======

See accompanying notes to unaudited financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

In the opinion of the Managing General Partners, the Balance Sheets as of March 31, 2000, and December 31, 1999, and the related Statements of Operations and Statements of Cash Flows for the three months ended March 31, 2000 and 1999, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1999. The following notes to financial statements for activity through March 31, 2000, supplement those included in the Annual Report on Form 10-K. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

Partners' Capital Reclassification
----------------------------------

Commencing in the fourth quarter of 1999, the Partnership is including the change in net unrealized fair value of investments in the profits and losses allocated to partners' capital accounts based on a reevaluation of the Partnership Agreement. The allocations of the net unrealized fair value increase (decrease) from cost of investments, and resulting reclassifications, were determined by applying the provisions of the Partnership Agreement from the inception of the Partnership. The reclassification has no effect on total partners' capital or the Partnership's net income or loss for any period. The reclassifications resulting from the reevaluation of the Partnership Agreement have the effect of accelerating the allocation of profits or losses to partners' capital accounts and, as a result, may permit the acceleration of distributions to Partners to the extent allowable under the Partnership Agreement.

The allocation of the net unrealized fair value increase reclassified as of March 31, 1999 follows:
                                                  Net Unrealized
                                                    Fair Value
                                                     Increase
                              Limited   General    From Cost of
                              Partners  Partners   Investments      Total
                              --------  --------  --------------  ---------
Partners' capital,
 March 31, 1999,
 before reclassification    $3,777,957  (27,141)    1,703,185    5,454,001
Allocation of net
 unrealized fair value
 increase from cost          1,675,041   28,144    (1,703,185)          --
                             ---------   ------     ---------    ---------
Partners' capital,
 March 31, 1999,
 as reclassified            $5,452,998    1,003            --    5,454,001
                             =========   ======     =========    =========


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

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 2000 and 1999, were as follows:

                                               2000              1999
                                              ------            ------
Management fees                             $ 39,650            39,649
Individual General Partners' compensation      5,090             9,635
Reimbursable operating expenses               20,368            60,595

Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. Amounts due to related parties for such expenses were $9,688 and $22,515 at March 31, 2000 and at December 31, 1999, respectively.

Pursuant to the Partnership Agreement, the Partnership shall reimburse the Managing General Partners for operational costs incurred by the Managing General Partners in conjunction with the business of the Partnership. The Partnership may not reimburse the Managing General Partners for operational costs that aggregate more than 3% of total Limited Partner capital contributions of the Partnership in each year through the first five years of operations after the termination of unit sales and 1.5% in any year thereafter. The limitation will decrease from 3% to 1.5% on May 3, 2000. For purposes of this limitation, the Partnership's operating year begins May 3rd. During the quarters ended March 31, 2000 and 1999, no operational expenses were absorbed by the General Partners.

Management fees payable were $13,216 at March 31, 2000 and December 31,
1999.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based on their proportionate investments in the portfolio company. At March 31, 2000, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc. options with a fair value of $462,188.

4.     Equity Investments
       ------------------

A complete listing of the Partnership's equity investments at December 31, 1999, is in the
1999 Annual Report on Form 10-K.  Activity from January 1 through March 31, 2000, consisted of:
                                                                    January 1 through
                                                                     March 31, 2000
                                                  Principal     ------------------------
                                                  Amount or
                                    Investment   Shares as of       Cost         Fair
Industry/Company      Position         Date     March 31, 2000      Basis        Value
----------------      --------      ----------  --------------    ---------    ---------

Balance at January 1, 2000                                       $3,336,595    5,516,024
                                                                  ---------    ---------
Significant changes:

Medical/Diagnostic Equipment
----------------------------
Endocare,              Common          1996-
 Inc. (b)              shares          1997       152,400                 0    1,645,920
Endocare,              Common share
 Inc. (b)              warrant at $3.00;
                       expiring 2001   1996        30,000                 0      324,000
LifeCell               Preferred       1996-
 Corporation           shares          1997         2,666                 0      176,311
LifeCell               Common share
 Corporation           warrant at $4.13;
                       expiring 2001   1996        56,451                 0      115,724

Health Information System
-------------------------
ADESSO Specialty
 Services              Preferred       1997-
 Organization Inc.(a)  shares          2000        13,753            31,046      131,048
                                                                  ---------    ---------

Total significant changes                                            31,046    2,393,003

Other changes, net                                                  (21,632)     (12,340)
                                                                  ---------    ---------
Total equity investments at March 31, 2000                       $3,346,009    7,896,687
                                                                  =========    =========

Legend and footnotes:

(a)  Equity securities acquired in a private placement transaction;
     resale may be subject to certain selling restrictions.

(b)  Portfolio company is an affiliate of the Partnership;
     resale may be subject to certain selling restrictions.




Marketable Equity Securities
----------------------------

Marketable equity securities had aggregate costs of $841,000 and $841,768 at March 31, 2000, and December 31, 1999, respectively, and aggregate fair values of $4,262,342 and $1,975,880 at March 31, 2000 and December 31,
1999, respectively. The net unrealized gains at March 31, 2000, and December 31, 1999, included gross gains of $3,473,233 and $1,220,423, respectively.

ADESSO Specialty Services Organization, Inc.
--------------------------------------------

In March 2000, the Partnership purchased 1,848 Series E Preferred shares for $31,046. The pricing of this round, in which third parties participated, indicated a $100,002 increase in the fair value of the Partnership's investment in the company's preferred shares.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly traded portfolio companies.

Subsequent to March 31, 2000, the fair value of the Partnership's investment in Endocare, Inc. decreased by $524,400 as a result of a decrease in the publicly traded market price on May 8, 2000.

5.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at March 31, 2000, and December 31, 1999, consisted of:

                                               2000           1999
                                              ------         ------
Demand accounts                              $68,782         175,922
Money-market accounts                             69              68
                                              ------         -------
     Total                                   $68,851         175,990
                                              ======         =======

6.     Short-Term Borrowings
       ---------------------

The Partnership has a borrowing account with a financial institution. At March 31, 2000, the borrowing capacity of this account, which fluctuates based on collateral value, was $1,780,577 and the outstanding balance was $6,263. The weighted-average interest rate for the three months ended March 31, 2000 was 9.25%. Interest expense was $3,616 for the three months ended March 31, 2000. The Partnership's investments in Axys Pharmaceuticals, Inc. and Endocare, Inc. are pledged as collateral.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

During the three months ended March 31, 2000, net cash used by operating activities totaled $100,574. The Partnership paid management fees of $39,650 to the Managing General Partners and paid related parties $33,195 for operating expenses. In addition, $5,090 was paid to the Individual General Partners as compensation for their services. The Partnership paid other operating expenses of $23,011 and interest on borrowings of $3,616. Dividend income of $3,988 was received.

The Partnership funded an equity investment of $31,046 to a portfolio company in the health information system industry. Cash distributions of $20,864 were received from venture capital limited partnership investments. Net proceeds from short-term borrowings were $3,617.

The Partnership has a borrowing account with a financial institution. The borrowing capacity of this account which fluctuates based on collateral value was $1,780,577 and the outstanding balance was $6,263 at March 31, 2000. The Partnership's investments in Axys Pharmaceuticals, Inc. and Endocare, Inc. are pledged as collateral.

Cash and cash equivalents at March 31, 2000, were $68,851. Future proceeds from investment sales and operating cash reserves along with Managing General Partners' support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net income was $2,265,965 for the three months ended March 31, 2000, compared to a net income of $106,536 for the same period in 1999. The improvement was primarily due to a $2,131,355 increase in the net unrealized fair value of equity investments.

The Partnership recorded an increase in equity investment fair value of $2,371,249 for the three months ended March 31, 2000 compared to an increase of $239,894 for the same period in 1999. The 2000 increase was primarily due to an increase in the medical/diagnostic equipment industry. The 1999 increase was primarily due to an increase in the medical/diagnostic equipment industries, partially offset by a decrease in the pharmaceuticals industry.

Total operating expenses were $63,764 for the quarter ended March 31, 2000, compared to $88,106 for the same period in 1999. The decrease is attributable to decreased investment monitoring activity, partially offset by increased professional fees.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.


II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 2000.

(b) Financial Data Schedule for the three months ended and as of March 31, 2000 (Exhibit 27).

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

                         TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner






Date:  May 11, 2000   By:         /s/Michael R. Brenner
                              -----------------------------------
                                     Michael R. Brenner
                                     Vice President