Form 10-Q
period 2000-06-30
TECHNOLOGY FUNDING MEDICAL PARTNERS I L P
filed 2000-08-14
CIK 893755

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2000

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                      (unaudited)
                                        June 30,         December 31,
                                         2000               1999
                                     ------------       ------------
ASSETS

Equity investments (cost basis of
 $3,346,009 and $3,336,595 in 2000
 and 1999, respectively)              $4,330,118         5,516,024
Cash and cash equivalents                    276           175,990
Other assets                               2,459             1,043
                                       ---------         ---------
     Total assets                     $4,332,853         5,693,057
                                       =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses $   28,244            35,528
Due to related parties                   133,465            35,731
Short-term borrowings                      6,418             2,646
                                       ---------         ---------
     Total liabilities                   168,127            73,905

Commitments and contingencies
 (Notes 3 and 6)

Partners' capital:
 Limited Partners (79,716 Units
  outstanding)                         4,176,615         5,616,497
 General Partners                        (11,889)            2,655
                                       ---------         ---------
     Total partners' capital           4,164,726         5,619,152
                                       ---------         ---------
     Total liabilities and
       partners' capital              $4,332,853         5,693,057
                                       =========         =========

See accompanying notes to unaudited financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                              For the Three                For the Six
                                              Months Ended                 Months Ended
                                                June 30,                     June 30,
                                         -----------------------      -----------------------
                                           2000           1999          2000           1999
                                           ----           ----          ----           ----
Income:
 Dividend income                      $     3,978         3,946         7,966          7,978
                                        ---------       -------     ---------        -------
     Total income                           3,978         3,946         7,966          7,978

Costs and expenses:
 Management fees                           39,648        39,649        79,298         79,298
 Individual General Partners'
  compensation                             11,732         8,914        16,822         18,549
 Operating expenses:
  Administrative and investor services     46,707        74,722        67,640        126,797
  Investment operations                    37,687        14,370        45,630         27,013
  Professional fees                        12,210        23,004        34,849         29,568
  Computer services                         9,660         8,676        18,293         20,877
  Interest expense                            156         5,188         3,772          9,811
                                        ---------       -------     ---------        -------
     Total operating expenses             106,420       125,960       170,184        214,066
                                        ---------       -------     ---------        -------
     Total costs and expenses             157,800       174,523       266,304        311,913
                                        ---------       -------     ---------        -------
Net operating loss                       (153,822)     (170,577)     (258,338)      (303,935)

Net realized loss from sales
 of equity investments                         --            --          (768)            --
Realized losses from investment
 write-downs                                   --      (182,176)           --       (182,176)
                                        ---------       -------     ---------        -------
Net realized loss                        (153,822)     (352,753)     (259,106)      (486,111)


Change in net unrealized fair
 value of equity investments           (3,566,569)      135,167    (1,195,320)       375,061
                                        ---------       -------     ---------        -------
Net loss                              $(3,720,391)     (217,586)   (1,454,426)      (111,050)
                                        =========       =======     =========        =======
Net loss per Unit                     $    (46.00)        (2.63)       (18.06)         (1.38)
                                        =========       =======     =========        =======

See accompanying notes to unaudited financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                      For the Six Months Ended June 30,
                                      ------------------------------------
                                               2000             1999
                                              ------           ------
Cash flows from operating activities:
 Dividend income received                 $     7,966            7,978
 Cash paid to vendors                         (82,698)         (97,703)
 Cash (paid to) advanced by related
  parties, net                                (90,800)         112,903
 Interest paid on short-term borrowings        (3,772)              --
                                            ---------          -------
  Net cash (used) provided by operating
   activities                                (169,304)          23,178
                                            ---------          -------
Cash flows from investing activities:
 Distributions from venture capital
  limited partnerships                         20,864               --
 Purchase of equity investments               (31,046)              --
                                            ---------          -------
  Net cash used by investing activities       (10,182)              --
                                            ---------          -------
Cash flows from financing activities:
 Proceeds from (repayments of) short-term
  borrowings, net                               3,772          (20,189)
                                            ---------          -------
  Net cash provided (used) by financing
   activities                                   3,772          (20,189)
                                            ---------          -------
Net (decrease) increase in cash and
 cash equivalents                            (175,714)           2,989
Cash and cash equivalents at beginning
 of year                                      175,990              387
                                            ---------          -------
Cash and cash equivalents at June 30      $       276            3,376
                                            =========          =======

Reconciliation of net loss to net
 cash used by operating activities:

Net loss                                  $(1,454,426)        (111,050)

Adjustments to reconcile net loss to
 net cash (used) provided
 by operating activities:
  Change in net unrealized fair value
   of equity investments                    1,195,320         (375,061)
  Net realized loss from sales of equity
   investments                                    768               --
  Realized losses from investment
   write-downs                                     --          182,176

Changes in:
  Accounts payable and accrued expenses        (7,284)           2,045
  Due to related parties                       97,734          330,741
  Other changes, net                           (1,416)          (5,673)
                                            ---------          -------
Net cash (used) provided by operating
 activities                               $  (169,304)          23,178
                                            =========          =======

See accompanying notes to unaudited financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

Interim Financial Statements
----------------------------

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

Valuation of Investments
------------------------

Investments are valued at fair value as required by the Investment Company Act of 1940.

Under the direction and control of the Independent General Partners, the Managing General Partners are delegated the authority to establish valuation procedures and periodically apply such procedures to the Partnership's venture capital investment portfolio. In fulfilling this responsibility, the Managing General Partners periodically update and revise the valuation procedures used to determine fair value in order to reflect new events, changing market conditions, more experience with investee companies, or additional information, any of which may require the revision of previous estimating procedures. Any change in fair value which results from the revision in estimating procedures is reported as a change in accounting estimate. The valuation procedures have been revised and updated by the Managing General Partners, and have been reflected in the June 30, 2000 financial statements. A change in accounting estimate of $4,932,070 was recognized during the quarter ended June 30, 2000 to reflect the revisions to the valuation procedures and is included in the "Change in net unrealized fair value" on the Statement of Operations.

The fair value of investments in publicly traded securities is considered to be the amount which the company may reasonably expect to receive if sold on the valuation date. Unrestricted securities are valued at the five-day average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Valuation discounts of 5% to 50% are applied to securities subject to resale restrictions resulting from Rule 144, contractual lock-ups such as those commonly associated with underwriting agreements, or knowledge of material non-public information and also to unrestricted securities when the number of shares held by the Partnership and its affiliates is substantial in relation to the average trading volume.

The fair value of all other investments is determined in good faith by the Managing General Partners under the delegated authority of the Independent General Partners after consideration of available, relevant information. There is no ready market for the Partnership's investments in private companies or unregistered securities of public companies. Fair value is generally defined as the amount the Partnership could reasonably expect to receive for an investment in an orderly disposition on a current sale. Inherent in the good faith determination of fair value of these investments is the selection of a reasonable period for orderly disposition. As the Partnership nears the end of its life, the available period for disposition necessarily shortens. Other significant factors considered in the estimation of fair value include the inherent illiquidity of and lack of marketability associated with venture capital investments in private companies or unregistered securities, the investee company's enterprise value established in the last round of venture financing, changes in market conditions since the last round of venture financing or since the last reporting period, the value of a minority interest in the investee company, contractual restrictions on resale typical of venture financing instruments, the investee company's financial position and ability to obtain any necessary additional financing, the investee company's performance as compared to its business plan, and the investee company's progress towards initial public offering. The values determined for the Partnership's investments in these securities are based upon available information at the time the good faith valuations are made and do not necessarily represent the amount which might ultimately be realized which could be higher or lower than the reported fair value.

At June 30, 2000 and December 31, 1999, the investment portfolio included investments totaling $1,772,909 and $3,219,348, respectively, whose fair values were established in good faith by the Managing General Partners in the absence of readily ascertainable market values. In addition, investments in publicly traded securities which have been subjected to a discount for legal, contractual or practical restrictions as determined by the Managing General Partners amounted to $2,226,134 and $1,961,014 at June 30, 2000 and December 31, 1999, respectively. Because of the inherent uncertainty in the valuation, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 2000 and 1999, were as follows:

                                               2000              1999
                                              ------            ------
Management fees                             $ 79,298            79,298
Individual General Partners' compensation     16,822            18,549
Reimbursable operating expenses               92,414           119,991


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. Amounts due to related parties for such expenses were $93,816 and $22,515 at June 30, 2000 and at December 31, 1999, respectively.

Pursuant to the Partnership Agreement, the Partnership shall reimburse the Managing General Partners for operational costs incurred by the Managing General Partners in conjunction with the business of the Partnership. Initially the Partnership could not reimburse the Managing General Partners for operational costs that totaled more than 3% of total Limited Partner capital contributions of the Partnership in each year through the first five years of operations after the termination of unit sales and 1.5% in any year thereafter. The limitation decreased from 3% to 1.5% on May 3, 2000. For purposes of this limitation, the Partnership's operating year begins May 3rd. During the quarters ended June 30, 2000 and 1999, no operational expenses were absorbed by the General Partners.

Management fees payable were $39,649 and $13,216 at June 30, 2000 and December 31, 1999, respectively.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based on their proportionate investments in the portfolio company. At June 30, 2000, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc. options with a fair value of $217,789.

4.     Equity Investments
       ------------------

At June 30, 2000, equity investments consisted of:

                                                                      June 30, 2000
                                                  Principal       ----------------------
                                                  Amount or
Industry (1)/                       Investment   Shares as of       Cost         Fair
Company               Position         Date     June 30, 2000       Basis        Value
-------------         --------      ----------  --------------    ---------    ---------

Medical/Biotechnology--34.0%
----------------------------
Acusphere,             Preferred       1995-
 Inc. (a)              shares          1997       215,635        $  706,251      647,209
Biex, Inc. (a) (b)     Preferred
                       shares          1997       120,000           300,000       60,000
ConjuChem Inc.         Preferred
 (a)                   share
                       warrant at
                       exercise                   aggregate
                       price TBD;                 purchase
                       expiring                   price
                       2001            1996       $24,291                 0            0
Prolinx, Inc.          Preferred       1995-
 (a)                   shares          1998       592,308           688,461      710,770
                                                                  ---------    ---------
                                                                  1,694,712    1,417,979
                                                                  ---------    ---------

Medical/Diagnostic Equipment--55.2%
-----------------------------------
Endocare,              Common          1996-
 Inc. (b)              shares          1997       152,400           466,000    1,389,736
Endocare,              Common share
 Inc. (b)              warrant at $3.00;
                       expiring 2001   1996        30,000                 0      228,570
LifeCell               Preferred       1996-
 Corporation           shares (2)      1997         2,666           247,500      478,396

LifeCell               Common share
 Corporation           warrant at $4.13;
                       expiring 2001   1996        56,451             2,500      115,832
R2 Technology,         Preferred       1994-
 Inc. (a)              shares          1996       117,134           134,268       85,721
R2 Technology,         Preferred
 Inc. (a)              share warrant
                       at $2.00;
                       expiring
                       2000            1995         2,417                 0          732
                                                                  ---------    ---------
                                                                    850,268    2,298,987
                                                                  ---------    ---------

Health Information System--3.1%
-------------------------------
ADESSO Specialty
 Services              Preferred       1997-
 Organization Inc.(a)  shares          2000        13,753           131,048      115,525
Simione Central
 Holdings, Inc.        Common
 (a)                   shares          1999         6,312            94,899       13,600
                                                                  ---------    ---------
                                                                    225,947      129,125
                                                                  ---------    ---------

Pharmaceuticals--4.9%
---------------------
Axys
 Pharmaceuticals,      Common
 Inc.                  shares          1995         9,464           125,000       53,358
Periodontix,           Preferred       1993-
 Inc. (a)              shares          1996       167,000           234,000      150,300
Valentis,              Common          1994-
 Inc.                  shares          1995            --                --           --
                                                                  ---------    ---------
                                                                    359,000      203,658
                                                                  ---------    ---------

Environmental--0.1%
-------------------
Triangle
 Biomedical
 Sciences,             Common
 Inc. (a)              shares          1999           366            10,248        2,562
Triangle               Common
 Biomedical            share
 Sciences,             warrant
 Inc. (a)              at $28.00;
                       expiring
                       2009            1999           366               366           92
                                                                  ---------    ---------
                                                                     10,614        2,654
                                                                  ---------    ---------

Venture Capital Limited Partnership Investments--6.7%
-----------------------------------------------------
Medical Science        Limited
 Partners II, L.P.     Partnership
 (a)                   Interests       various   $250,000           205,468      277,715
                                                                  ---------    ---------
                                                                    205,468      277,715
                                                                  ---------    ---------
Total equity investments-104.0%                                  $3,346,009    4,330,118
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

(1) Represents the total fair value of a particular industry segment as a percentage of
Partners' Capital at 6/30/00.
(2) The Partnership has no income-producing equity investments except for LifeCell
Corporation Preferred shares.



All investments are valued at fair value as determined in good faith by the Managing General Partners. See Note 1--Valuation of Investments.
Significant purchases and sales of investments during the six months ended June 30, 2000 are as follows:

Acusphere, Inc.
---------------

In April 2000, the company completed a new round of financing at a higher valuation. The Partnership did not participate in the round.

ADESSO Specialty Services Organization, Inc.
--------------------------------------------

In March 2000, the Partnership purchased 1,848 Series E Preferred shares for $31,046.

Prolinx, Inc.
-------------

In June 2000, the company completed a new round of financing at a higher valuation. The Partnership did not participate in the round.

Marketable Equity Securities
----------------------------

Marketable equity securities had aggregate costs of $375,000 and aggregate fair values of $647,586 at June 30, 2000. The net unrealized loss at June 30, 2000, included gross gains of $344,228.

5.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at June 30, 2000, and December 31, 1999, consisted of:

                                               2000           1999
                                              ------         ------
Demand accounts                                $206         175,922
Money-market accounts                            70              68
                                                ---         -------
     Total                                     $276         175,990
                                                ===         =======

6.     Short-Term Borrowings
       ---------------------

The Partnership has a borrowing account with a financial institution. At June 30, 2000, the borrowing capacity of this account, which fluctuates based on collateral value, was $1,571,148 and the outstanding balance was $6,418. The weighted-average interest rate for the six months ended June 30, 2000 was 9.5%. Interest expense was $3,772 for the six months ended June 30, 2000. The Partnership's investments in Axys Pharmaceuticals, Inc. and Endocare, Inc. are pledged as collateral.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The Partnership operates as a business development company under the Investment Company Act of 1940 and makes venture capital investments in new and developing companies. The Partnership's financial condition is dependent upon on the success of the portfolio companies. There is no ready market for many of the Partnership's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Partnership's investments in securities for which there are no available market quotes is subject to the estimate of the Managing General Partners in accordance with the valuation guidance described in Note 1 to the financial statements. In the absence of readily obtainable market values, the estimated fair value of the Partnership's investments may differ significantly from the values that would have been used had a ready market existed.

During the six months ended June 30, 2000, net cash used by operating activities totaled $169,304. The Partnership paid management fees of $52,865 to the Managing General Partners and paid related parties $21,113 for operating expenses. In addition, $16,822 was paid to the Individual General Partners as compensation for their services. The Partnership paid other operating expenses of $82,698 and interest on borrowings of $3,772. Dividend income of $7,966 was received.

The Partnership funded an equity investment of $31,046 to a portfolio company in the health information system industry. Cash distributions of $20,864 were received from venture capital limited partnership investments. Net proceeds from short-term borrowings were $3,772.

The Partnership has a borrowing account with a financial institution. The borrowing capacity of this account which fluctuates based on collateral value was $1,571,148 and the outstanding balance was $6,418 at June 30, 2000. The Partnership's investments in Axys Pharmaceuticals, Inc. and Endocare, Inc. are pledged as collateral.

Cash and cash equivalents at June 30, 2000, were $276. Future proceeds from investment sales and operating cash reserves along with Managing General Partners' support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

    Current quarter compared to corresponding quarter in the preceding year
    -----------------------------------------------------------------------

Net losses were $3,720,391 and $217,586 for the quarters ended June 30, 2000 and 1999, respectively. The increase in net loss was primarily due to a $3,701,736 decrease in the net unrealized fair value of equity investments.


The Partnership recorded a decrease in equity investment fair value of $3,566,569 for the quarter ended June 30, 2000 compared to an increase of $135,167 for the same period in 1999. The 2000 decrease was primarily due to a decrease in fair value of $4,392,070 for the change in accounting estimate discussed in Note 1 to the financial statements. This change was partially offset by increases in portfolio companies in the biotechnology industry. The 1999 increase was primarily due to an increase in the medical/diagnostic equipment industries, partially offset by a decrease in the environmental industry.

Total operating expenses were $106,420 for the quarter ended June 30, 2000, compared to $125,960 for the same period in 1999. In the second quarter of 2000, the Managing General Partners billed the Partnership an additional $36,071 for investment management expenses incurred by the General Partners in 1998 and 1999, but not previously billed to the Partnership. If these expenses had been billed in prior years, operating expenses for the three months ended June 30, 2000 and 1999 would have been $70,349 and $129,572, respectively. The decrease is attributable to decreased investment activity and the related administrative costs.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

    Current six months compared to corresponding six months in the
    --------------------------------------------------------------
    preceding year
    --------------

Net losses were $1,454,426 and $111,050 for the six months ended June 30, 2000 and 1999, respectively. The increase in net loss was primarily due to a $1,570,381 increase in the net unrealized fair value of equity investments, a $182,176 decrease in realized losses from investment write-downs and a $43,882 decrease in total operating expenses.

During the six months ended June 30, 2000, the Partnership recorded a decrease in fair value of equity investment of $1,195,320, compared to an increase of $375,061 in the corresponding period in 1999. The 2000 decrease was primarily due to a decrease in fair value of $4,392,070 for the change in accounting estimate discussed in Note 1 to the financial statements. This change was partially offset by increases in portfolio companies in the biotechnology and medical/diagnostic equipment industries. The 1999 increase was primarily due to increases in the medical/diagnostic equipment industry, partially offset by decreases in the environmental and pharmaceutical industries.

Realized losses from investment write-downs totaled $182,176 for the six months ended June 30, 1999 and related to a portfolio company in the health information services industry. There were no write-downs in the corresponding period of 2000.

Total operating expenses were $170,184 for the quarter ended June 30, 2000, compared to $214,066 for the same period in 1999. In the second quarter of 2000, the Managing General Partners billed the Partnership an additional $36,071 for investment management expenses incurred by the General Partners in 1998 and 1999, but not previously billed to the Partnership. If these expenses had been billed in prior years, operating expenses for the six months ended June 30, 2000 and 1999 would have been $134,113 and $221,248, respectively. The decrease is attributable to decreased investment activity and the related administrative costs.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 2000.

(b) Financial Data Schedule for the six months ended and as of June 30, 2000 (Exhibit 27).

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

                         TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              Managing General Partner






Date:  August 14, 2000    By:     /s/Charles R. Kokesh
                              -----------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited