Form 10-Q
period 2000-09-30
TECHNOLOGY FUNDING MEDICAL PARTNERS I L P
filed 2000-11-14
CIK 893755

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2000

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                     (unaudited)
                                     September 30,      December 31,
                                         2000               1999
                                     -------------      ------------
ASSETS

Equity investments, at fair value
 (cost basis of $3,360,417 and
 $3,336,595 in 2000 and 1999,
 respectively)                        $4,401,378         5,516,024
Cash and cash equivalents                 41,645           175,990
Other assets                               1,817             1,043
                                       ---------         ---------
     Total assets                     $4,444,840         5,693,057
                                       =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses $   39,943            35,528
Due to related parties                   250,000            35,731
Short-term borrowings                         --             2,646
                                       ---------         ---------
     Total liabilities                   289,943            73,905

Commitments and contingencies

Partners' capital:
 Limited Partners (79,716 Units
  outstanding)                         4,166,885         5,616,497
 General Partners                        (11,988)            2,655
                                       ---------         ---------
     Total partners' capital           4,154,897         5,619,152
                                       ---------         ---------
     Total liabilities and
       partners' capital              $4,444,840         5,693,057
                                       =========         =========

See accompanying notes to unaudited financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                              For the Three                For the Nine
                                              Months Ended                 Months Ended
                                              September 30,                September 30,
                                         -----------------------      -----------------------
                                           2000           1999          2000           1999
                                           ----           ----          ----           ----
Income:
 Dividend income                         $     79         3,989         8,045         11,967
                                          -------       -------     ---------        -------
     Total income                              79         3,989         8,045         11,967

Costs and expenses:
 Management fees                           39,649        39,650       118,947        118,948
 Individual General Partners'
  compensation                              5,717         8,638        22,539         27,187
 Operating expenses:
  Administrative and investor services     43,217        57,226       110,857        184,023
  Investment operations                     7,709         2,956        53,339         29,969
  Professional fees                        20,923         7,163        55,772         36,731
  Computer services                        11,468        11,423        29,761         32,300
  Interest expense                            164         5,548         3,936         15,359
                                          -------       -------     ---------        -------
     Total operating expenses              83,481        84,316       253,665        298,382
                                          -------       -------     ---------        -------
     Total costs and expenses             128,847       132,604       395,151        444,517
                                          -------       -------     ---------        -------
Net operating loss                       (128,768)     (128,615)     (387,106)      (432,550)

Net realized gain (loss) from sales
 of equity investments                     62,087      (297,382)       61,319       (479,558)
                                          -------       -------     ---------        -------
Net realized loss                         (66,681)     (425,997)     (325,787)      (912,108)


Change in net unrealized fair
 value of equity investments               56,852       553,258    (1,138,468)       928,319
                                          -------       -------     ---------        -------
Net (loss) income                        $ (9,829)      127,261    (1,464,255)        16,211
                                          =======       =======     =========        =======
Net (loss) income per unit               $  (0.12)         1.50        (18.18)          0.12
                                          =======       =======     =========        =======

See accompanying notes to unaudited financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                                    For the Nine Months
                                                    Ended September 30,
                                                ---------------------------
                                                   2000             1999
                                                  ------           ------
Cash flows from operating activities:
 Dividend income received                     $     8,045           11,967
 Cash paid to vendors                            (116,120)        (120,966)
 Cash (paid to) advanced by related parties,
  net                                             (61,120)          13,768
                                                ---------          -------
  Net cash used by operating activities          (169,195)         (95,231)
                                                ---------          -------
Cash flows from investing activities:
 Proceeds from the sales of equity investments     47,678               --
 Distributions from venture capital limited
  partnerships                                     20,864               --
 Purchase of equity investments                   (31,046)              --
                                                ---------          -------
  Net cash provided by investing activities        37,496               --
                                                ---------          -------
Cash flows from financing activities:
 (Repayments of) proceeds from short-term
  borrowings, net                                  (2,646)          95,359
                                                ---------          -------
  Net cash (used) provided by
   financing activities                            (2,646)          95,359
                                                ---------          -------
Net (decrease) increase in cash and cash
 equivalents                                     (134,345)             128
Cash and cash equivalents at beginning of year    175,990              387
                                                ---------          -------
Cash and cash equivalents at September 30     $    41,645              515
                                                =========          =======
Reconciliation of net (loss) income to
 net cash used by operating activities:

Net (loss) income                             $(1,464,255)          16,211

Adjustments to reconcile net (loss) income to
 net cash used by operating activities:
  Change in net unrealized fair value of
   equity investments                           1,138,468         (928,319)
  Net realized (gain) loss from sales of
   equity investments                             (61,319)         479,558
Changes in:
  Due to related parties                          214,269          331,388
  Other changes, net                                3,642            5,931
                                                ---------          -------
Net cash used by operating activities         $  (169,195)         (95,231)
                                                =========          =======

See accompanying notes to unaudited financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     General
       -------

Interim Financial Statements
----------------------------

In the opinion of the Managing General Partners, the accompanying interim financial statements reflect all adjustments necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1999. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

Valuation of Investments
------------------------

Investments are valued at fair value as required by the Investment Company Act of 1940.

Under the direction and control of the Independent General Partners, the Managing General Partners are delegated the authority to establish valuation procedures and periodically apply such procedures to the Partnership's venture capital investment portfolio. In fulfilling this responsibility, the Managing General Partners periodically update and revise the valuation procedures used to determine fair value in order to reflect new events, changing market conditions, more experience with investee companies, or additional information, any of which may require the revision of previous estimating procedures. The valuation procedures were revised and updated by the Managing General Partners in the quarter ended June 30, 2000. A change in fair value of $4,392,070 was recognized during the quarter ended June 30, 2000 to reflect the revisions to the valuation methodology and is included in the "Change in net unrealized fair value" on the Statement of Operations.

The fair value of investments in publicly traded securities is considered to be the amount which the Partnership may reasonably expect to receive if the investments were sold on the valuation date. Unrestricted securities are valued at the five-day average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Valuation discounts of 5% to 50% are applied to securities subject to resale restrictions resulting from Rule 144, contractual lock-ups such as those commonly associated with underwriting agreements, or knowledge of material non-public information and also to unrestricted securities when the number of shares held by the Partnership and its affiliates is substantial in relation to the average trading volume.

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

At September 30, 2000 and December 31, 1999, the investment portfolio included investments totaling $1,963,599 and $3,219,348, respectively, whose fair values were established in good faith by the Managing General Partners in the absence of readily ascertainable market values. In addition, investments in publicly traded securities which have been subjected to a discount for legal, contractual or practical restrictions as determined by the Managing General Partners amounted to $2,027,831 and $1,961,014 at September 30, 2000 and December 31, 1999, respectively. Because of the inherent uncertainty in the valuation, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

3.     Related Party Transactions
       --------------------------

Related party costs are included in costs and expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 2000 and 1999, were as follows:

                                               2000              1999
                                              ------            ------
Management fees                             $118,947           118,948
Individual General Partners' compensation     22,539            27,187
Reimbursable operating expenses              133,903           171,485


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. Amounts due to related parties for such expenses were $170,702 and $22,515 at September 30, 2000 and at December 31, 1999, respectively.

Pursuant to the Partnership Agreement, the Partnership shall reimburse the Managing General Partners for operational costs incurred by the Managing General Partners in conjunction with the business of the Partnership. Initially the Partnership could not reimburse the Managing General Partners for operational costs that totaled more than 3% of total Limited Partner capital contributions of the Partnership in each year through the first five years of operations after the termination of unit sales and 1.5% in any year thereafter. The limitation decreased from 3% to 1.5% on May 3, 2000. For purposes of this limitation, the Partnership's operating year begins May 3rd. During the quarters ended September 30, 2000 and 1999, no operational expenses were absorbed by the General Partners.

Management fees payable were $79,298 and $13,216 at September 30, 2000 and December 31, 1999. Management fees are equal to 2% of the total Limited Partner capital contributions for the first year of Partnership operations through the sixth year. Beginning in the seventh year (May 2001), management fees will decline by 10% per year from the initial 2%.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based on their proportionate investments in the portfolio company. At September 30, 2000, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc. options with a fair value of $223,789.

4.     Equity Investments
       ------------------

At September 30, 2000, equity investments consisted of:

                                                                      September 30, 2000
                                                   Principal        ----------------------
                                                   Amount or
Industry (1)/                       Investment    Shares as of         Cost         Fair
Company               Position         Date    September 30, 2000     Basis        Value
-------------         --------      ---------- ------------------   ---------    ---------

Medical/Biotechnology -- 43.2%
------------------------------
Acusphere,             Preferred       1995-
 Inc. (a)              shares          1997       215,635        $  706,251      970,810
Biex, Inc. (a) (b)     Preferred
                       shares          1997       120,000           300,000       60,000
ConjuChem Inc.         Preferred
 (a)                   share
                       warrant at
                       exercise                   aggregate
                       price TBD;                 purchase
                       expiring                   price
                       2001            1996       $24,291                 0            0
CV Therapeutics, Inc.  Common
                       shares          2000           720            14,408       53,842
Prolinx, Inc.          Preferred       1995-
 (a)                   shares          1998       592,308           688,461      710,770
                                                                  ---------    ---------
                                                                  1,709,120    1,795,422
                                                                  ---------    ---------

Medical/Diagnostic Equipment -- 50.5%
-------------------------------------
Endocare,              Common          1996-
 Inc. (b)              shares          1997       152,400           466,000    1,420,216
Endocare,              Common share
 Inc. (b)              warrant at $3.00;
                       expiring 2001   1996        30,000                 0      234,570

LifeCell               Preferred       1996-
 Corporation           shares (2)      2000         2,705           247,500      337,491
LifeCell               Common share
 Corporation           warrant at $4.13;
                       expiring 2001   1996        56,451             2,500       20,153
R2 Technology,         Preferred       1994-
 Inc. (a)              shares          1996       117,134           134,268       85,721
R2 Technology,         Preferred
 Inc. (a)              share warrant
                       at $2.00;
                       expiring
                       2000            1995         2,417                 0          732
                                                                  ---------    ---------
                                                                    850,268    2,098,883
                                                                  ---------    ---------

Health Information System -- 1.8%
---------------------------------
ADESSO Specialty
 Services              Preferred       1997-
 Organization Inc.(a)  shares          2000        13,753           131,048       57,763
Simione Central
 Holdings, Inc.        Common
 (a)                   shares          1999         6,312            94,899       15,401
                                                                  ---------    ---------
                                                                    225,947       73,164
                                                                  ---------    ---------

Pharmaceuticals -- 3.3%
-----------------------
Axys
 Pharmaceuticals,      Common
 Inc.                  shares          1995         9,464           125,000       61,223
Periodontix,           Preferred       1993-
 Inc. (a)              shares          1996       167,000           234,000       75,150
                                                                  ---------    ---------
                                                                    359,000      136,373
                                                                  ---------    ---------

Environmental -- 0.1%
---------------------
Triangle
 Biomedical
 Sciences,             Common
 Inc. (a)              shares          1999           366            10,248        2,562
Triangle               Common
 Biomedical            share
 Sciences,             warrant
 Inc. (a)              at $28.00;
                       expiring
                       2009            1999           366               366           92
                                                                  ---------    ---------
                                                                     10,614        2,654
                                                                  ---------    ---------

Venture Capital Limited Partnership Investments -- 7.1%
-------------------------------------------------------
Medical Science        Limited
 Partners II, L.P.     Partnership
 (a)                   Interests       various   $250,000           205,468      294,882
                                                                  ---------    ---------
                                                                    205,468      294,882
                                                                  ---------    ---------
Total equity investments-106.0%                                  $3,360,417    4,401,378
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

(1) Represents the total fair value of a particular industry segment as a percentage of
Partners' Capital at 9/30/00.
(2) The Partnership has no income-producing equity investments except for LifeCell
Corporation Preferred shares.


All investments are valued at fair value as determined in good faith by the Managing General Partners. See Note 1--Valuation of Investments.
Significant purchases and sales of investments during the nine months ended September 30, 2000 are as follows:

Acusphere, Inc.
---------------

In April 2000, the company completed a new round of financing at a higher valuation. The Partnership did not participate in the round.

ADESSO Specialty Services Organization, Inc.
--------------------------------------------

In March 2000, the Partnership purchased 1,848 Series E Preferred shares for $31,046.

CV Therapeutics, Inc.
--------------------

In September 2000, the Partnership net exercised a common share warrant for 1,920 shares at $20.00 each and received 1,316 common shares with a cost basis of $26,329. The Partnership realized a gain of $26,329 on the warrant exercise.

In September 2000, the Partnership sold 596 common shares for proceeds of $47,678 and realized a gain of $35,758.

In October 2000, the Partnership sold the remaining 720 common shares for proceeds of $57,598 and realized a gain of $43,190.

Prolinx, Inc.
-------------

In June 2000, the company completed a new round of financing at a higher valuation. The Partnership did not participate in the round.

Venture Capital Limited Partnership Investment
----------------------------------------------

The Partnership received a cash distribution of $20,864 and recorded a $28,688 increase in fair value as a result of a net increase in the fair value of the underlying investments of the partnership.

Marketable Equity Securities
----------------------------

Marketable equity securities had aggregate costs of $389,409 and aggregate fair values of $418,867 at September 30, 2000. The net unrealized gain at September 30, 2000, included gross gains of $107,644.

Subsequent Events
-----------------

Subsequent to Sept 30, 2000, the fair value of the Partnership's investment in Endocare, Inc. decreased by $411,586 as a result of a decrease in the publicly traded market price on November 9, 2000.


5.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at September 30, 2000, and December 31, 1999, consisted of:

                                               2000           1999
                                              ------         ------
Demand accounts                             $41,574         175,922
Money-market accounts                            71              68
                                             ------         -------
     Total                                  $41,645         175,990
                                             ======         =======

6.     Subsequent Events
       -----------------

On November 8, 2000, a proxy statement and ballot were mailed to the Limited Partners of record on the close of business October 31, 2000 along with a notice of a special meeting of Limited Partners to be held on December 8, 2000. Items to be voted upon include the following:

(1) The election of three Individual General Partners;

(2) The election of two Managing General Partners;

(3) Ratification of the Individual General Partners' appointment of Arthur Andersen LLP as independent certified public accountants of the Partnership;

(4) The amendment of Article 2, Section (m) of the Partnership Agreement to delete references to "Controlling Person" in the definition of "General Partner Overhead" so that the salary and fringe benefits of a Controlling Person of a Managing General Partner directly involved in carrying out the business of the Partnership are expenses of the Partnership;

(5) The amendment of Article 4.01(c) of the Partnership Agreement to remove the limit on reimbursement of operational costs to the Managing General Partners or their affiliates;

(6) The amendment of Article 1.03 of the Partnership Agreement to clarify the Partnership's investment objective;

(7) The amendment of Article 5.04 of the Partnership Agreement to clarify the Limited Partners' right to vote under the Investment Company Act of 1940, as amended (the "Act");

(8) Such other matters as may properly come before the Meeting or any adjournment thereof.

If approved, the changes proposed in Items 4 and 5 would become effective as of January 1, 2000 and would result in additional expense to the Partnership of approximately $6,785 and $0, respectively, for the year ending December 31, 2000.

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

During the nine months ended September 30, 2000, net cash used by operating activities totaled $169,195. The Partnership paid management fees of $52,865 to the Managing General Partners and received advances from the Managing General Partners totaling $14,284 to fund its operations. In addition, $22,539 was paid to the Individual General Partners as compensation for their services. The Partnership paid other operating expenses of $112,184 and interest on borrowings of $3,936. Dividend income of $8,045 was received.

During the nine months ended September 30, 2000, the Partnership funded an equity investment of $31,046 to a portfolio company in the health information system industry. Proceeds from equity investment sales were $47,678 and cash distributions of $20,864 were received from venture capital limited partnership investments. Net repayments of short-term borrowings were $2,646.

Cash and cash equivalents at September 30, 2000, were $41,645. Future proceeds from investment sales, short-term borrowings and operating cash reserves along with Managing General Partners' support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

    Current quarter compared to corresponding quarter in the preceding year
    -----------------------------------------------------------------------

Net loss was $9,829 for the quarter ended September 30, 2000, compared to net income of $127,261 for the same period in 1999. The change was primarily due to a $496,406 decrease in the change in net unrealized fair value of equity investments, partially offset by a $359,469 increase in realized gains from equity investment sales.

The Partnership recorded increases in equity investment fair value of $56,852 and $553,258 for the quarters ended September 30, 2000 and 1999, respectively. The 2000 increase was primarily due to increases in portfolio companies in the biotechnology industry offset by decreases in the medical/diagnostic equipment industry. The 1999 increase was primarily due to increases in the medical/diagnostic equipment and pharmaceutical industries.

Net realized gains from sales of equity investments were $62,087 for the quarter ended September 30, 2000, compared to a net loss of $297,382 for the same period in 1999. The 2000 gain resulted from the warrant net exercise and sale of CV Therapeutics, Inc. The 1999 loss is due to the sale of Naiad Technologies, Inc.

Total operating expenses were $83,481 for the quarter ended September 30, 2000, compared to $84,316 for the same period in 1999. In the second quarter of 2000, the Managing General Partners billed the Partnership an additional $36,071 for investment management expenses incurred by the General Partners in 1998 and 1999, but not previously billed to the Partnership. If these expenses had been billed in prior years, operating expenses for the three months ended September 30, 2000 and 1999 would have been $83,481 and $86,835, respectively.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

    Current nine months compared to corresponding nine months in the
    --------------------------------------------------------------
    preceding year
    --------------

Net loss was $1,464,255 for the nine months ended September 30, 2000, compared to net income of $16,211 during the same period in 1999. The decrease was primarily due to a $2,066,787 decrease in the change in net unrealized fair value of equity investments, partially offset by a $540,877 increase in realized gains from equity investment sales and a $44,717 decrease in total operating expenses.

During the nine months ended September 30, 2000, the Partnership recorded a decrease in fair value of equity investments of $1,138,468 compared to an increase of $928,319 for the corresponding period of 1999. The 2000 decrease was primarily due to a decrease in fair value of $4,392,070 for the change in valuation methodology discussed in Note 1 to the financial statements. This change was partially offset by increases in portfolio companies in the biotechnology and medical/diagnostic equipment industries. The 1999 increase was primarily due to increases in the medical/diagnostic equipment industry, partially offset by decreases in the environmental industry.

Realized gains from equity investment sales totaled $61,319 for the nine months ended September 30, 2000 compared to losses of $479,558 for the corresponding period in 1999. The 2000 gain primarily resulted from the warrant net exercise and sale of CV Therapeutics, Inc. The 1999 loss is due to the sales of Naiad Technologies, Inc. and CareCentric Solutions, Inc.

Total operating expenses were $253,665 and $298,382 for the nine months ended September 30, 2000 and 1999, respectively. In the second quarter of 2000, the Managing General Partners billed the Partnership an additional $36,071 for investment management expenses incurred by the General Partners in 1998 and 1999, but not previously billed to the Partnership. If these expenses had been billed in prior years, operating expenses for the nine months ended September 30, 2000 and 1999 would have been $217,594 and $308,083, respectively. The decrease is attributable to decreased investment activity and the related administrative costs.


II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K


(a) A Form 8-K was filed by the Partnership on September 12, 2000 to report the resignation of KPMG LLP as the Partnership 's independent accountants. A Form 8-K/A was filed by the Partnership on September 25, 2000 with KPMG LLP's letter in response to the Form 8-K.

A Form 8-K was filed by the Partnership on November 13, 2000 to report the appointment of Arthur Andersen LLP as the Partnership's independent public accountants.

(b) Financial Data Schedule for the nine months ended and as of September 30, 2000 (Exhibit 27)

                              SIGNATURES
                              ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Managing General Partners






Date:  November 14, 2000  By:     /s/Charles R. Kokesh
                              -----------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited