Form 10-K
period 2000-12-31
TECHNOLOGY FUNDING MEDICAL PARTNERS I L P
filed 2001-04-02
CIK 893755

                           UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                             FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

            For The Fiscal Year Ended December 31, 2000

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                  [   ]
No active market for the units of limited partnership interests (Units) exists, and therefore the market value of such Units cannot be determined.
Documents incorporated by reference: Portions of the Registrant's Proxy Statement relating to the Registrant's Meeting of Limited Partners held on December 8, 2000 are incorporated by reference into Part III of this Form 10-K where indicated.
Forward-Looking Statements
--------------------------

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Partnership. The Partnership and its representatives may from time to time make written or oral statements that are "forward-looking", including statements contained in this report and other filings with the Securities and Exchange Commission, and reports to the Partnership's shareholders and news releases. All statements that express expectations, estimates, forecasts and projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the Partnership. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The Partnership undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                                   PART I

Item 1.  BUSINESS
------   --------

Technology Funding Medical Partners I, L.P. (the
Partnership) is a limited partnership organized under the laws of the State of Delaware on September 3, 1992. For the period from September 3, 1992, through May 3, 1993, the
Partnership was inactive. The Partnership's registration statement was declared effective by the Securities and Exchange Commission on May 3, 1993, and the Partnership began selling units of limited partnership interest (Units) in May 1993. On October 8, 1993, the minimum number of
Units required to commence Partnership operations (12,000) had been sold. The offering terminated with 79,716 Units sold on May 3, 1995. The Partnership's original contributed capital was $7,937,676, consisting of $7,929,744 from Limited Partners for 79,716 units and $7,932 from the General Partners, Technology Funding Ltd.
(TFL) and Technology Funding Inc. (TFI).  The General
Partners do not own any units.

The principal investment objectives of the Partnership are long-term capital appreciation from venture capital investments in new and developing companies and preservation of Limited Partner capital through risk management and active involvement with such companies
(portfolio companies). The Partnership's investments in portfolio companies primarily consist of equity securities such as common and preferred shares, but also include debt convertible into equity securities and warrants and options to acquire equity securities. Although venture capital investments offer the opportunity for significant gains, such investments involve a high degree of business and financial risk that can result in substantial losses.
Among these are the risks associated with investment in companies in an early stage of development or with little or no operating history, companies operating at a loss or with substantial variations in operating results from period to period, and companies with the need for substantial additional capital to support expansion or to achieve or maintain a competitive position. Such companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing and service capabilities, and a larger number of qualified managerial and technical personnel. There is no ready market for many of the Partnership's investments. The Partnership's investments in portfolio companies are generally subject to restrictions on sale because they were acquired from the issuer in private placement transactions or because the Partnership is an affiliate of the issuer.

The Partnership has elected to be a business development company under the Investment Company Act of 1940, as amended (the Act), and operates as a non-diversified investment company as that term is defined in the Act. The
Partnership Agreement provides that the Partnership will terminate December 31, 2002, subject to the right of the Individual General Partners to extend the term for up to two additional two-year periods.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

A meeting of the Limited Partners of the Partnership was held on December 8, 2000. At that meeting, the Limited
Partners elected three Individual General Partners, each to serve until the next meeting of Limited Partners:
Harold M. Ginsberg, M.D. (77,308 Units voting for, 2,408
Units voting against or abstaining), Richard A. Marcum
(77,208 Units voting for, 2,508 Units voting against or abstaining) and Carroll J. Schroeder (77,158 Units voting for, 2,558 Units voting against or abstaining). Two
Managing General Partners were also elected, each to serve until the next meeting of Limited Partners: Technology
Funding Inc. (76,947 Units voting for, 2,769 voting against or abstaining) and Technology Funding Limited
(76,847 Units voting for, 2,869 voting against or abstaining). The Limited Partners also ratified the selection of Arthur Andersen LLP as independent public accountants (75,495 Units voting for, 900 Units voting against and 3,321 Units abstaining). In addition, the Limited Partners approved: (1) an amendment to Article 2,
Section (m) of the Partnership Agreement so that the salary and benefits of a controlling person of a Managing
General Partner directly involved in carrying out the business of the Partnership are expenses of the Partnership (63,317 Units voting for, 10,963 Units voting against and 5,436 Units abstaining), (2) an amendment to
Article 4.01(c) of the Partnership Agreement to remove the limit on reimbursement of operational costs to the Managing General Partners or their affiliates (60,238
Units voting for, 14,072 Units voting against and 5,406
Units abstaining), (3) an amendment to Article 1.03 of the Partnership Agreement to clarify that the Partnership's investment objective is to maximize long-term capital appreciation for the Limited Partners up to and including the final day of the Partnership's operations prior to dissolution (72,251 Units voting for, 3,298 Units voting against and 4,167 Units abstaining), and (4) an amendment to Article 5.04 of the Partnership Agreement to clarify the Limited Partners' right to vote under the Investment
Company Act of 1940, as amended (73,243 Units voting for, 2,598 Units voting against and 3,875 Units abstaining).


PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
------   -------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

        (a) There is no established public trading market for the Units.

        (b) At December 31, 2000, there were 838 record holders of Units.

        (c) The Registrant, being a partnership, does not pay dividends. Distributions of cash and securities, however, may be made to the partners in the Partnership pursuant to the Registrant's Partnership
            Agreement.


Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                              For the Years Ended and As of December 31,
                                       -------------------------------------------------------
                                       2000          1999        1998         1997        1996
                                      ------        ------      ------       ------      ------


Interest income                   $      114             3          693       73,349     178,979
Dividend income                        8,093        15,953       15,967          136          --
Net investment loss                 (690,329)     (539,268)    (599,338)    (480,820)   (410,597)
Net realized gain (loss) from
 sales of equity investments          17,364        94,817     (331,660)       1,168      (1,876)
Realized losses from
 impairment write-downs             (300,000)           --     (299,280)          --          --
Net (decrease) increase in
 unrealized appreciation of
 equity investments               (1,818,021)      716,138       (7,477)   1,101,284     377,961
Net (decrease) increase
 in partners' capital resulting
 from operations                  (2,790,986)      271,687   (1,237,755)     621,632     (34,512)
Net (decrease) increase in
 partners' capital resulting from
 operations per Unit (1)              (34.66)         3.30       (15.37)       (7.66)      (0.43)
Total assets                       3,514,513     5,693,057    5,672,957    6,646,391   6,019,828

(1) See Notes 1 and 4 to the Financial Statements for a description of the method of calculation of net increase (decrease) in partners' capital resulting from operations per Unit.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership operates as a business development company under the Investment Company Act of 1940 and makes venture capital investments in new and developing companies. The Partnership's financial condition is dependent upon the success of the portfolio companies. There is no ready market for many of the Partnership's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Partnership's investments in securities for which there are no available market quotes is subject to the estimate of the Managing General Partners in accordance with the valuation guidance described in Note 1 to the financial statements. In the absence of readily obtainable market values, the estimated fair value of the Partnership's investments may differ significantly from the values that would have been used had a ready market existed.

During the year ended December 31, 2000, net cash used by operating activities totaled $75,520. The Partnership paid management fees of $52,865 to the Managing General Partners and received advances from the Managing General Partners totaling $166,730 to fund its operations. In addition, $35,817 was paid to the Individual General Partners as compensation for their services. The Partnership paid other operating expenses of $157,428 and interest on borrowings of $4,238 and received $8,098 in interest and dividend income. During the year ended December 31, 2000, the Partnership funded equity investments of $224,874 to portfolio companies in the biotechnology, medical/diagnostic equipment, health information systems and pharmaceuticals industries. Proceeds from sales of equity investments were $143,131 and cash distributions of $20,864 were received from a venture capital limited partnership investment. Net repayments of short-term borrowings were $2,646.
Cash and cash equivalents at December 31, 2000, were $36,945. Future proceeds from investment sales and the borrowing capacity of the Fund along with Managing General Partners' support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

2000 compared to 1999
---------------------

The net decrease in partners' capital resulting from operations was $2,790,986 for the year ended December 31, 2000, compared to a net increase in partners' capital resulting from operations of $271,687 for the year ended December 31, 1999. The change was primarily due to a decrease in unrealized appreciation on equity investments, an increase in realized losses from impairment write-downs on investments, increased operating expenses and a decrease in net gains from sales of equity investments.

Unrealized appreciation on equity investments was $361,408 and $2,179,429 at December 31, 2000 and 1999, respectively. During the year ended December 31, 2000, the Partnership recorded a decrease in net unrealized appreciation on equity investments of $1,818,021 compared to an increase of $716,138 during 1999. The 2000 decrease was primarily due to a decrease in fair value of $4,392,070 for the change in valuation methodology discussed in Note 1 to the financial statements. This change was partially offset by increases in portfolio companies in the biotechnology and medical/diagnostic equipment industries. The 1999 increase in net unrealized appreciation on investments was primarily due to increases in the medical/diagnostic equipment industry, partially offset by decreases in the biotechnology, environmental and pharmaceuticals industries.

During the year ended 2000, the Partnership recorded realized losses from impairment write-downs on investments of $300,000, which represents the Partnership's total investment in Biex, Inc. Biex, Inc. suspended operations in November 2000 after it was unable to obtain additional funding. There were no impairment write-downs in 1999.

Operating expenses were $504,122 and $358,304 for the years ended December 31, 2000 and 1999, respectively. At a meeting on December 8, 2000, the Limited Partners approved an amendment to the Partnership Agreement which removed the limit on reimbursement of operational costs effective January 1, 2000. If the amendment had not been approved, expenses in excess of the limitation would have been $163,344 in 2000.
In the second quarter of 2000, the Managing General Partners billed the Partnership an additional $36,071 for investment management expenses incurred by the General Partners in 1998 and 1999, but not previously billed to the Partnership. In the fourth quarter of 2000, the Managing General Partners billed the Partnership an additional $122,108 for operating expenses relating to prior years that had not been fully recovered as permitted by the Partnership Agreement. If these expenses had been billed in prior years, operating expenses for 2000 and 1999 would have been $345,943 and $401,081, respectively. On December 8, 2000, the Limited Partners of the Partnership approved an amendment to the Partnership Agreement so that the salary and benefits of a controlling person of a Managing General Partner directly involved in carrying out the business of the Partnership are expenses of the Partnership. This resulted in additional operating expenses in 2000 of $6,193.

Net realized gains from sales of equity investments totaled $17,364 and $94,817 for the years ended December 31, 2000 and 1999, respectively. The 1999 gain was primarily attributable to the sale of Valentis, Inc., partially offset by losses on the sales of Naiad Technologies, Inc. and CareCentric Solutions, Inc.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

1999 compared to 1998
---------------------

The net increase in partners' capital resulting from operations was $271,687 for 1999, compared to a net decrease in partners' capital resulting from operations of $1,237,755 in 1998. The improvement was primarily due to increased unrealized appreciation on equity investments, an increase in net realized gains from sales of equity investments, and a decrease in realized losses from impairment write-downs on investments.

Unrealized appreciation on equity investments was $2,179,429 and $1,463,291 at December 31, 1999 and 1998, respectively. The Partnership recorded an increase in unrealized appreciation on equity investments of $716,138 in 1999, compared to a decrease in unrealized appreciation on equity investments of $7,477 in 1998. The 1999 increase was primarily attributable to increases in portfolio companies in the medical/diagnostic equipment industry, partially offset by decreases in the biotechnology, environmental and pharmaceuticals industries.

Realized gains from sales of equity investments totaled $94,817 in 1999 compared to losses of $331,660 in 1998. The gain in 1999 was primarily attributable to the sale of Valentis, Inc., partially offset by losses on the sales of CareCentric Solutions, Inc. and Naiad Technologies, Inc.

During 1998, the Partnership recorded realized losses from impairment write-downs on investments of $299,280 attributable to ConjuChem, Inc. There were no write-downs in 1999.

Total operating expenses were $358,304 and $419,414 for 1999 and 1998, respectively. As disclosed in Note 3 to the financial statements, the Partnership may not reimburse the General Partners for certain expenses that aggregate more than 3% of total Limited Partner capital contributions. As a result, operating expenses of $62,535 were initially absorbed by the General Partners in 1998. During 1998, it was determined that certain operational costs, primarily rent and professional fees, paid directly by the Partnership were not subject to the general partner expense limitation. Consequently, $66,383 of direct partnership expenses absorbed by the General Partners in prior years were recognized as additional expenses in 1998. Also discussed in Note 3, the Managing General Partners re-evaluated allocations to the Partnership in 1998 and determined that they had not fully recovered allocable operating expenses, primarily salary, benefits and professional fees as permitted by the Partnership Agreement. As a result, the Partnership was charged $66,810 of additional operating expenses in 1998 related to prior years. In 2000, the Managing General Partners billed the Partnership an additional $158,179 for investment management expenses consisting of $42,777, $39,316 and $76,086 for 1999, 1998 and prior years, respectively, that were incurred by the General Partners but not previously billed to the Partnership. If the additional expense had been recorded in prior years and had the operating expense limitation described in Note 3 not been in effect, total operating expenses would have been $401,081 and $388,072 for 1999 and 1998, respectively.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------  ---------------------------------------------------------

The Partnership is subject to financial market risks, including changes in interest rates with respect to its investments in debt securities and interest bearing cash equivalents as well as changes in marketable equity security prices. The Partnership does not use derivative financial instruments to mitigate any of these risks. The return on the Partnership's investments is generally not affected by foreign currency fluctuations.

The Partnership does not have a significant exposure to modest public market price fluctuations as the Partnership primarily invests in private business enterprises. However, should significant changes in market equity prices occur, there could be a longer-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains realized on these investments. Since there is typically no public market for the Partnership's investments in private companies, the valuation of the investments is subject to the estimate of the Partnership's Managing General Partners. In the absence of a readily ascertainable market value, the estimated value of the Partnership's investments in private companies may differ significantly from the values that would be placed on the portfolio if a ready market existed. The Partnership's portfolio also includes common stocks in publicly traded companies. These investments are directly exposed to equity price risk, in that a hypothetical ten percent change in these equity prices would result in a similar percentage change in the fair value of these securities. The Partnership 's investments also include some debt securities. Since the debt securities are generally priced at a fixed rate, changes in interest rates do not directly impact interest income. The Partnership 's debt securities are generally held to maturity or converted into equity securities of private companies.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

The financial statements of the Registrant are set forth in
Item 14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------   -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. The Individual General Partners are responsible for the management and administration of the Partnership. The Individual General Partners consist of three Independent General Partners and a representative from each of Technology Funding Ltd., a California limited partnership (TFL), and its wholly owned subsidiary, Technology Funding Inc., a California corporation (TFI). TFL and TFI are the Managing General Partners. Reference is made to the information regarding Individual General Partners and the Managing General Partners in the Registrant's Proxy Statement related to the Meeting of Limited Partners held on December 8, 2000, which information is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 2000, the Partnership incurred $158,597 in management fees. The fees are designed to compensate the Managing General Partners for general partner overhead incurred in performing management duties for the Partnership through December 31, 2000. General partner overhead (as defined in the Partnership Agreement) includes the General Partners' share of rent, utilities, property taxes and the cost of capital equipment and the general and administrative expenses paid by the Managing General Partners in performing their obligations to the Partnership. As compensation for their services, the Individual General Partners each receive $6,000 annually beginning on the Commencement Date, plus $1,000 and related expenses for each attended meeting of the Individual General Partners or committees thereof. For the year ended December 31, 2000, $35,817 of such fees were paid.

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

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
-------  ------------------------------------------------------
         FORM 8-K
         --------

         (a) List of Documents filed as part of this Annual Report on Form 10-K

             (1)  Financial Statements - the following financial
                   statements are filed as a part of this Report:

                   Report of Independent Public Accountants as of and
                    for the year ended December 31, 2000
                   Independent Auditors' Report as of
                    December 31, 1999 and for the years ended
                    December 31, 1999 and 1998
                   Balance Sheets as of December 31, 2000 and 1999 Statements of Investments as of
                    December 31, 2000 and 1999
                   Statements of Operations for the years ended
                    December 31, 2000, 1999 and 1998
                   Statements of Partners' Capital for the years ended
                    December 31, 2000, 1999 and 1998
                   Statements of Cash Flows for the years ended
                    December 31, 2000, 1999 and 1998
                   Notes to Financial Statements

             (2)  Financial Statement Schedules

                  All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

             (3)  Exhibits

                  None

         (b)  Reports on Form 8-K

              A report on Form 8-K was filed by the Registrant on November 13, 2000, to report the appointment of Arthur Andersen LLP as the Partnership's independent public accountants. No financial statements were filed.

         (c) Financial Data Schedule for the year ended and as of December 31, 2000 (Exhibit 27).

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
----------------------------------------





To the Partners of
     Technology Funding Medical Partners I, L.P.:

We have audited the accompanying balance sheet of Technology Funding Medical Partners I, L.P. (a Delaware limited partnership) (the
Fund), including the statement of investments, as of December 31, 2000, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included physical inspection of securities owned as of December 31, 2000. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Medical Partners I, L.P. as of December 31, 2000, and the results of its operations, changes in partners' capital and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.








Los Angeles, California                      /S/ARTHUR ANDERSEN LLP
March 16, 2001

                   INDEPENDENT AUDITORS' REPORT
                   ----------------------------





The Partners
Technology Funding Medical Partners I, L.P.:


We have audited the accompanying balance sheet of Technology Funding Medical Partners I, L.P. (a Delaware limited partnership), including the statement of investments, as of December 31, 1999, and the related statements of operations, partners' capital, and cash flows for each of the years in the two-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain securities owned, by correspondence with the individual investee companies, and a physical examination of those securities held by a safeguarding agent as of December 31, 1999. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Medical Partners I, L.P. as of December 31, 1999, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.




Albuquerque, New Mexico                                  /S/KPMG LLP
March 29, 2000

BALANCE SHEETS
--------------

                                                  December 31,
                                              -------------------
                                                2000       1999
                                               ------     ------
ASSETS

Equity investments (cost basis of
 $3,114,946 and $3,336,595 in 2000
 and 1999, respectively)                    $3,476,354  5,516,024

Cash and cash equivalents                       36,945    175,990

Other assets                                     1,214      1,043
                                             ---------  ---------
     Total assets                           $3,514,513  5,693,057
                                             =========  =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses       $   46,855     35,528

Due to related parties                         639,492     35,731

Short-term borrowings                               --      2,646
                                             ---------  ---------
     Total liabilities                         686,347     73,905

Commitments and contingencies

Partners' capital
 (79,716 Limited Partner Units
  outstanding)                               2,828,166  5,619,152
                                             ---------  ---------

     Total liabilities and partners'
       capital                              $3,514,513  5,693,057
                                             =========  =========

The accompanying notes are an integral part of these financial statements

STATEMENTS OF INVESTMENTS
-------------------------

                                        Principal
                                        Amount or         December 31, 2000     December 31, 1999
Industry                                shares at         ------------------     -----------------
(1)                          Investment December 31,      Cost       Fair        Cost        Fair
Company             Position    Date    2000              Basis      Value       Basis       Value
-------------       --------    ----    -----------       -----      -----       -----       -----

Equity Investments
------------------

Medical/Biotechnology
---------------------
57.4% and 41.1% at December 31, 2000 and 1999, respectively
-----------------------------------------------------------
Acusphere, Inc.    Preferred   1995-
 (a)               shares      1997      340,635   $  706,251    970,810     706,251   1,124,096
Biex, Inc. (a) (b) Preferred
                   shares      1997           --           --         --     300,000     300,000
Curis              Common
 Corporation       shares      2000        2,313       27,033     20,528          --          --
CV Therapeutics,   Common
 Inc.              share
                   warrant at
                   $20.00;
                   exercised   1995           --           --         --         768       9,913
ConjuChem Inc.     Preferred
 (a)               share
                   warrant at
                   exercise              aggregate
                   price TBD;            purchase
                   expiring              price
                   2001        1996      $24,291            0          0           0           0

STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Prolinx, Inc.      Preferred   1995-
(a)                shares      1998      592,308      688,461    621,924     688,461     876,616

Prolinx, Inc.      Convertible
 (a)               note (2)    2000      $26,700       26,809      9,383          --          --
                                                    ---------  ---------   ---------   ---------
                                                    1,448,554  1,622,645   1,695,480   2,310,625
                                                    ---------  ---------   ---------   ---------

Medical/Diagnostic Equipment
----------------------------
51.4% and 42.0% at December 31, 2000 and 1999, respectively
-----------------------------------------------------------
Endocare, Inc.     Common      1996-
 (b)               shares      2000      182,400      556,000  1,162,800     466,000   1,268,730
Endocare, Inc.     Common
 (b)               share
                   warrant at
                   $3.00;
                   exercised   1996           --           --         --           0     159,750
LifeCell           Preferred   1996-
 Corporation       shares (2)  2000        2,745      247,500    141,137     247,500     441,895
LifeCell           Common
 Corporation       share
                   warrant at
                   $4.13;
                   expiring
                   2001        1996       56,451        2,500          0       2,500      56,903
R2 Technology,     Preferred   1994-
 Inc. (a)          shares      1996      117,134      134,268    148,364     134,268     428,608
R2 Technology,     Preferred
 Inc. (a)          share warrant
                   at $2.00;
                   expired     1995           --           --         --           0       3,662
                                                    ---------  ---------   ---------   ---------
                                                      940,268  1,452,301     850,268   2,359,548
                                                    ---------  ---------   ---------   ---------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Health Information Systems
--------------------------
1.4% and 2.4% at December 31, 2000 and 1999, respectively
---------------------------------------------------------
Adesso Healthcare
 Technology
 Services, Inc.
(formerly ADESSO
 Specialty
 Services
 Organization      Preferred   1997-
 Inc.)(a) (b)      shares      2000       13,753      131,048          0     100,002     100,002
Adesso Healthcare
 Technology
 Services, Inc.
(formerly ADESSO
 Specialty
 Services
 Organization      Convertible
 Inc.)(a) (b)      note (2)    2000      $30,128       30,128     22,596          --          --
CareCentric
 Solutions,
 Inc., (formerly
 Simione Central
 Holdings, Inc.)   Preferred
                   shares      1999        6,312       94,899     15,898      94,899      33,736
                                                    ---------  ---------   ---------   ---------
                                                      256,075     38,494     194,901     133,738
                                                    ---------  ---------   ---------   ---------

Pharmaceuticals
---------------
3.2% and 7.4% at December 31, 2000 and 1999, respectively
---------------------------------------------------------
Axys
 Pharmaceuticals,  Common
 Inc.              shares      2000       10,000       47,000     56,250     125,000      38,689
STATEMENTS OF INVESTMENTS (continued)
------------------------------------
Periodontix,       Preferred   1993-
 Inc. (a)          shares      1996      167,000      234,000     35,100     234,000     375,750
                                                    ---------  ---------   ---------   ---------
                                                      281,000     91,350     359,000     414,439
                                                    ---------  ---------   ---------   ---------

Environmental
-------------
0.1% and 0.2% at December 31, 2000 and 1999, respectively
---------------------------------------------------------
Triangle
 Biomedical
 Sciences,         Common
 Inc. (a)          shares      1999          366       10,248      3,587      10,248      10,248
Triangle           Common
 Biomedical        share
 Sciences,         warrant
 Inc. (a)          at $28.00;
                   expiring
                   2009        1999          366          366        128         366         366
                                                    ---------  ---------   ---------   ---------
                                                       10,614      3,715      10,614      10,614
                                                    ---------  ---------   ---------   ---------

Venture Capital Limited Partnership Investments
-----------------------------------------------
9.5% and 5.1% at December 31, 2000 and 1999, respectively
---------------------------------------------------------
Medical Science    Limited
 Partners II, L.P. Partnership
 (a)               Interests   various  $250,000      178,435    267,849     226,332     287,060
                                                    ---------  ---------   ---------   ---------
                                                      178,435    267,849     226,332     287,060
                                                    ---------  ---------   ---------   ---------
Total equity investments - 123.0% and 98.2%
 at December 31, 2000 and 1999, respectively       $3,114,946  3,476,354   3,336,595   5,516,024
                                                    =========  =========   =========   =========

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Legend and footnotes:

 --   No investment held at end of period.
 0    Investment active with a carrying value or fair value of zero.

(a) Equity security acquired in a private placement transaction; resale may be subject to certain selling restrictions.
(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain selling restrictions.
(1) Represents the total fair value of a particular industry segment as a percentage of
Partners' Capital at 12/31/00 and 12/31/99.
(2) The Partnership has no income-producing equity investments except for LifeCell Corporation
Preferred shares and convertible notes, which include accrued interest.  Interest rates on such notes range from 9.5% to 10%.

The accompanying notes are an integral part of these financial statements

STATEMENTS OF OPERATIONS
------------------------

                                 For the Years Ended December 31,
                               ------------------------------------
                                 2000          1999          1998
                                ------        ------        ------
Investment Income:
  Interest income           $       114             3          693
  Dividend income                 8,093        15,953       15,967
                              ---------       -------    ---------
    Total investment income       8,207        15,956       16,660

Costs and expenses:
  Management fees               158,597       158,597      158,597
  Individual General
   Partners' compensation        35,817        38,323       31,987
  Amortization of
   organizational costs              --            --        6,000
  Operating expenses:
    Administrative and
     investor services          171,568       223,119      252,111
    Investment operations       199,446        28,756       56,057
    Computer services            39,158        40,720       59,282
    Professional fees            89,712        43,071       44,675
    Expenses absorbed by
     General Partners                --            --      (62,535)
    Expenses absorbed by
     General Partners in
     prior years                     --            --       66,383
    Interest expense              4,238        22,638        3,441
                              ---------       -------    ---------
    Total operating expenses    504,122       358,304      419,414
                              ---------       -------    ---------
    Total costs and expenses    698,536       555,224      615,998
                              ---------       -------    ---------
Net investment loss            (690,329)     (539,268)    (599,338)
                              ---------       -------    ---------
Net realized gain (loss) from
  sales of equity investments    17,364        94,817     (331,660)
Realized losses from
  impairment write-downs       (300,000)           --     (299,280)
                              ---------       -------    ---------
Net realized (loss) income     (282,636)       94,817     (630,940)
                              ---------       -------    ---------

Net (decrease) increase in
  unrealized appreciation
  of equity investments      (1,818,021)      716,138       (7,477)
                              ---------       -------    ---------
Net (decrease) increase in
  partners' capital
  resulting from
  operations                $(2,790,986)      271,687   (1,237,755)
                              =========       =======    =========
Net (decrease) increase in
  partners' capital
  resulting from
  operations per Unit       $    (34.66)         3.30       (15.37)
                              =========       =======    =========

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 2000, 1999 and 1998:

                               Limited       General
                               Partners      Partners        Total
                               --------      --------        -----

Partners' capital,
  January 1, 1998            $6,579,054        6,166      6,585,220

Net investment loss            (593,345)      (5,993)      (599,338)
Net realized loss              (624,631)      (6,309)      (630,940)
Net decrease in unrealized
 appreciation                    (7,402)         (75)        (7,477)
                              ---------       ------      ---------
Partners' capital,
  December 31, 1998           5,353,676       (6,211)     5,347,465

Net investment loss            (520,302)     (18,966)      (539,268)
Net realized income              91,482        3,335         94,817
Net increase in unrealized
 appreciation                   691,641       24,497        716,138
                              ---------       ------      ---------
Partners' capital,
  December 31, 1999           5,616,497        2,655      5,619,152

Net investment loss            (683,425)      (6,904)      (690,329)
Net realized loss              (279,810)      (2,826)      (282,636)
Net decrease in unrealized
 appreciation                (1,799,841)     (18,180)    (1,818,021)
                              ---------       ------      ---------
Partners' capital,
  December 31, 2000          $2,853,421      (25,255)     2,828,166
                              =========       ======      =========

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
------------------------

                                      For the Years Ended December 31,
                                   -----------------------------------
                                    2000           1999          1998
                                   ------         ------        ------
Cash flows from operating
 activities:
  Interest received           $         5             3           693
  Dividends received                8,093        15,953        15,967
  Cash paid to vendors           (157,428)     (134,375)      (63,877)
  Interest paid on
   short-term borrowings           (4,238)      (22,638)       (3,441)
  Cash received from (paid to)
   related parties                 78,048      (450,131)     (480,447)
                                ---------       -------     ---------
    Net cash used by
     operating activities         (75,520)     (591,188)     (531,105)
                                ---------       -------     ---------
Cash flows from investing
 activities:
  Proceeds from sales of
   equity investments             143,131       966,581       171,919
  Purchases of equity
   investments                   (224,874)           --            --
  Distribution from venture
   capital limited partnership     20,864            --            --
                                ---------       -------     ---------
    Net cash (used) provided
     by investing activities      (60,879)      966,581       171,919
                                ---------       -------     ---------
Cash flows from financing
 activities:
 (Repayment of) proceeds from
   short-term borrowings, net      (2,646)     (199,790)      202,436
                                ---------       -------     ---------
    Net cash (used) provided
     by financing activities       (2,646)     (199,790)      202,436
                                ---------       -------     ---------
Net (decrease) increase in
 cash and cash equivalents       (139,045)      175,603      (156,750)

Cash and cash equivalents
 at beginning of year             175,990           387       157,137
                                ---------       -------     ---------
Cash and cash equivalents
 at end of year               $    36,945       175,990           387
                                =========       =======     =========

STATEMENTS OF CASH FLOWS (continued)
-----------------------------------
                                     For the Years Ended December 31,
                                   -----------------------------------
                                    2000           1999          1998
                                   ------         ------        ------

Reconciliation of net (decrease)
 increase in partners' capital
 resulting from operations
 to net cash used by
 operating activities:

Net (decrease) increase in
 partners' capital resulting
 from operations              $(2,790,986)      271,687    (1,237,755)

Adjustments to reconcile net
 (decrease) increase in
 partners' capital resulting
 from operations to net cash
 used by operating activities:
   Amortization of
    organizational costs               --            --         6,000
   Net decrease (increase) in
    unrealized appreciation
    of equity investments       1,818,021      (716,138)        7,477
   Net realized (gain) loss
    from sales of equity
    investments                   (17,364)      (94,817)      331,660
   Realized losses from
    impairment write-downs        300,000            --       299,280
Changes in:
   Accounts payable and
    accrued expenses               11,328        (3,371)        9,686
   Due to related parties         603,761       (48,426)       52,199
   Other, net                        (280)         (123)          348
                                ---------       -------     ---------
Net cash used by operating
 activities                  $    (75,520)     (591,188)     (531,105)
                                =========       =======     =========


The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.  Summary of Significant Accounting Policies
    ------------------------------------------

Organization
------------

Technology Funding Medical Partners I, L.P. (the Partnership) is a limited partnership organized under the laws of the State of Delaware on September 3, 1992. The purpose of the Partnership is to make venture capital investments in emerging growth companies. The Partnership elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the Act), and operates as a non-diversified investment company as that term is defined in the Act. The Managing General Partners are Technology Funding Ltd. (TFL), and Technology Funding Inc. (TFI), a wholly owned subsidiary of TFL. There are also three Individual General Partners.

For the period from September 3, 1992, through May 3, 1993, the Partnership was inactive. The Partnership's registration statement was declared effective by the Securities and Exchange Commission on May 3, 1993, and the Partnership began selling units of limited partnership interest (Units) in May 1993. On October 8, 1993, the minimum number of Units required to commence Partnership operations (12,000) had been sold. The offering terminated with 79,716 Units sold on May 3, 1995. The Partnership's original contributed capital was $7,937,676, consisting of $7,929,744 from Limited Partners for 79,716 units and $7,932 from General Partners. The General Partners do not own any units. The Partnership Agreement provides that the Partnership will continue until December 31, 2002, unless further extended for up to two additional two-year periods from such date if the Individual General Partners so determine or unless sooner dissolved.

Preparation of Financial Statements and Use of Estimates
--------------------------------------------------------

The accompanying financial statements have been prepared on the accrual basis of accounting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the estimate of fair value of investments, liabilities and contingencies. Because of the inherent uncertainty of valuation, the estimated fair value of investments may differ significantly from the values that would have been used had a ready market for investments existed, and the differences could be material.


Reclassifications
-----------------

Certain reclassifications have been made to prior-year balances to conform to the current year presentation.

Equity Investments
------------------

Investments are carried at fair value.

Under the direction and control of the Independent General Partners, the Managing General Partners are delegated the authority to establish valuation procedures and periodically apply such procedures to the Partnership's investment portfolio. In fulfilling this responsibility, the Managing General Partners periodically update and revise the valuation procedures used to determine fair value in order to reflect new events, changing market conditions, more experience with investee companies or additional information, any of which may require the revision of previous estimating procedures. The valuation procedures were revised and updated by the Managing General Partners during the year ended December 31, 2000.

Unrestricted publicly traded securities are valued at the closing sales price or bid price that is available on a national securities exchange or over-the-counter market. Valuation discounts of 5% to 50% are applied to publicly traded securities subject to resale restrictions resulting from Rule 144 or contractual lock-ups, such as those commonly associated with underwriting agreements or knowledge of material non-public information.

The fair value of all other investments is determined in good faith by the Managing General Partners under the delegated authority of the Independent General Partners after consideration of available relevant information. There is no ready market for the Partnership's investments in private companies or unregistered securities of public companies. Fair value is generally defined as the amount the Partnership could reasonably expect to receive for an investment in an orderly disposition based on a current sale. Significant factors considered in the estimation of fair value include the inherent illiquidity of and lack of marketability associated with venture capital investments in private companies or unregistered securities, the investee company's enterprise value established in the last round of venture financing, changes in market conditions since the last round of venture financing or since the last reporting period, the value of a minority interest in the investee company, contractual restrictions on resale typical of venture financing instruments, the investee company's financial position and ability to obtain any necessary additional financing, the investee company's performance as compared to its business plan, and the investee company's progress towards initial public offering. The values determined for the Partnership's investments in these securities are based upon available information at the time the good faith valuations are made and do not necessarily represent the amount which might ultimately be realized, which could be higher or lower than the reported fair value.

At December 31, 2000 and December 31, 1999, the investment portfolio included investments totaling $1,811,892 and $3,219,346, respectively, whose fair values were established in good faith by the Managing General in the absence of readily ascertainable market values. In addition, investments in publicly traded securities which have been subjected to a discount for legal or contractual restrictions as determined by the Managing General Partners amounted to $1,163,312 and $33,738 at December 31, 2000 and December 31, 1999, respectively. Because of the inherent uncertainty in the valuation, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

Venture capital limited partnership investments are valued based on the fair value of the underlying investments. Limited partnership distributions that are a return of capital reduce the cost basis of the Partnership's investment. Distributions from limited partnership cumulative earnings are reflected as realized gains by the Partnership.

In the case of an other-than-temporary decline in value below cost basis, an appropriate reduction in the cost basis is recognized as a realized loss with the new cost basis being adjusted to equal the fair value of the investment. Cost basis adjustments are reflected as "Realized losses from impairment write-downs" or "Net realized loss from venture capital limited partnership investments" on the Statements of Operations.

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

Net Increase (Decrease) in Partners' Capital Resulting from Operations
----------------------------------------------------------------------
Per Unit
--------

Net increase (decrease) in partners' capital resulting from operations per Unit is calculated by dividing the weighted average number of Units outstanding of 79,716 for the years ended December 31, 2000, 1999 and 1998, into the total net increase (decrease) in partners' capital resulting from operations allocated to the Limited Partners. The Managing General Partners contributed 0.1% of total Limited Partner capital contributions and did not receive any Partnership units.


Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at December 31, 2000 and 1999, was $3,187,729 and $3,408,219,
respectively. At December 31, 2000 and 1999, gross unrealized appreciation and depreciation on investments based on cost for federal income tax purposes were as follows:

                                      December 31,   December 31,
                                          2000           1999
                                      ------------   ------------
Unrealized appreciation                $1,068,550      2,384,124
Unrealized depreciation                  (779,925)      (276,319)
                                        ---------      ---------
Net unrealized appreciation            $  288,625      2,107,805
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

3.  Related Party Transactions
    --------------------------

Included in costs and expenses are related party costs as follows:

                                     For the Years Ended December 31,
                                     -------------------------------
                                       2000       1999        1998
                                      ------     ------      ------

  Management fees                    $158,597    158,597    158,597
  Individual General Partners'
   compensation                        35,817     38,323     31,987
  Amortization of organizational
   costs                                   --         --      6,000
  Reimbursable operating expenses:
    Administrative and investor
     services                          98,363    140,015    229,092
    Investment operations             193,778     24,050     49,840
    Computer services                  39,158     40,720     59,282
    Expenses absorbed by
     General Partners                      --         --    (62,535)
    Expenses absorbed by General
     Partners in prior years               --         --     66,383

Management fees are equal to 2% of the total Limited Partner capital contributions for the first year of Partnership operations through the sixth year. Beginning in the seventh year (May 2001), management fees will decline by 10% per year from the initial 2%. Management fees compensate the Managing General Partners solely for general partner overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. Management fees due to the Managing General Partners were $118,948 and $13,216 and were included in due to related parties at December 31, 2000 and 1999, respectively.

The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than organizational and offering expenses and general partner overhead) such as administrative and investor services, investment operations, and computer services. Prior to 2000, the Partnership Agreement stated that the Partnership could not reimburse the Managing General Partners for certain operational costs that aggregate more than 3% of total Limited Partner capital contributions. On December 8, 2000, the Limited Partners approved an amendment to the Partnership Agreement which removed the limit on reimbursement of operational costs effective January 1, 2000. If the amendment had not been approved, expenses in excess of the limitation would have been $163,344 in 2000. Amounts due to related parties were $520,544 and $22,515 at December 31, 2000 and 1999, respectively.

In 1998, the Managing General Partners absorbed $62,535 in operating expenses. In late 1998, it was determined that certain overhead costs, primarily rent, absorbed by the General Partners in prior years, were not subject to this limitation; consequently, $66,383 was reimbursed to the General Partners. No expenses were absorbed by the General Partners in 1999.

The Managing General Partners allocate operating expenses incurred in connection with the business of the Partnership based on employee hours incurred. In 1998, operating cost allocations to the Partnership were re-evaluated. The Managing General Partners determined that they had not fully recovered allocable operating expenses, primarily salary, benefits, and professional fees, as permitted by the Partnership Agreement. As a result, the Partnership was charged additional operating expenses of $66,810 relating to prior years. In 2000, the Managing General Partners billed the Partnership an additional $158,179 for investment management expenses consisting of $42,777, $39,316 and $76,086 for 1999, 1998 and prior years, respectively, that were incurred by the General Partners but not previously billed to the Partnership. Had the additional expenses been recorded in prior years and had the operating expense limitation not been in effect in 1999 and 1998, operating expenses would have been $345,943, $401,081 and $388,072 for 2000, 1999 and 1998,
respectively.

On December 8, 2000, the Limited Partners of the Partnership approved an amendment to the Partnership Agreement so that the salary and benefits of a controlling person of a Managing General Partner directly involved in carrying out the business of the Partnership are expenses of the Partnership. This resulted in additional operating expenses in 2000 of $6,193.

As compensation for their services, the Individual General Partners each receive $6,000 annually beginning on the Commencement Date, plus $1,000 and related expenses for each attended meeting of the Individual General Partners or committee thereof. The three
Individual General Partners each own twenty Units.

Effective November 1, 1997, TFL assigned its California office lease to Technology Funding Property Management LLC (TFPM), an entity that is affiliated to the Managing General Partner. Effective December 31, 1998, TFPM was acquired by TFL. Under the terms of a rent agreement, TFL charges the Partnership for its share of office rent and related overhead costs on a cost recovery basis. In 2000 and 1999, these costs totaled $18,091 and $11,103, respectively, and are included in administrative and investor service costs.

Under the terms of a computer service agreement, Technology
Administrative Management, a division of TFL, charges the Partnership for its share of computer support costs. These amounts are included in computer services expenses.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships.
If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based on their proportionate investments in the portfolio company. At
December 31, 2000, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc. options with a fair value of $135,469.

4.  Allocation of Profits and Losses
    --------------------------------

In accordance with the Partnership Agreement (see Note 1), net profits and losses of the Partnership are allocated based on the beginning-of-the-year partners' capital balances as follows:

   (a)   Profits:

     (i) first, to those partners with deficit capital account balances in proportion to such deficits until the deficits have been eliminated; then

     (ii) second, to the partners as necessary to offset net decrease in partners' capital resulting from operations and sales commissions previously allocated to such partners; then

     (iii) third, 75% to the Limited Partners as a group in proportion to the number of Units, 5% to the Limited Partners in proportion to the Unit months of each Limited Partner, and 20% to the Managing General Partners. Unit months are the number of half months a Unit would be outstanding if held from the date the original holder of such Unit was deemed admitted into the Partnership until the termination of the offering of Units.

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


5.  Equity Investments
    ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners. See Note 1--Equity Investments.

Marketable Equity Securities
----------------------------

At December 31, 2000 and 1999, marketable equity securities had an aggregate cost of $395,208 and $841,768, respectively, and an aggregate fair value of $233,301 and $1,975,880, respectively. The unrealized loss/gain at December 31, 2000 and 1999, included gross gains of $9,250 and $1,220,423, respectively.

Restricted Securities
---------------------

At December 31, 2000 and 1999, restricted securities had aggregate market values of $3,243,053 and $3,540,144, respectively, representing 114.7% and 63.0%, respectively, of the net assets of the Partnership.

Significant purchases and sales of investments during the year ended December 31, 2000 are as follows:

Acusphere, Inc.
---------------

In April 2000, the company completed a new round of financing at a higher valuation. The Partnership did not participate in the round.

Adesso Healthcare Technology Services, Inc. (formerly ADESSO Specialty
----------------------------------------------------------------------
Services Organization, Inc.)
---------------------------

In March 2000, the Partnership purchased 1,848 Series E Preferred shares for $31,046.

In December 2000, the Partnership funded a bridge loan in the amount of $30,128 with an interest rate of 9.5% and a maturity date of January 12, 2002.

Axys Pharmaceuticals, Inc.
--------------------------

In the fourth quarter of 2000, the Partnership purchased 10,000 common shares for $47,000. The Partnership sold 9,464 common shares in December 2000 for proceeds of $37,855 and realized a loss of $87,145.

Biex, Inc.
----------

The company was unable to complete a round of financing in November 2000 and suspended operations and laid off all employees. As a result, the Partnership recorded a realized loss from impairment write-downs of $300,000, its entire investment in the company. As of January 2001, an offer to purchase the company was being negotiated; however, proceeds from the sale were expected to satisfy only a majority of the company's creditors with nothing remaining for equity investors.

CareCentric Solutions, Inc. (formerly Simione Central Holdings, Inc.)
---------------------------------------------------------------------

In March 2000, the company's shareholders approved a one-for-five reverse stock split in order to meet requirements to maintain the company's listing on the Nasdaq National Market.

CV Therapeutics, Inc.
--------------------

In September 2000, the Partnership net exercised a common share warrant for 1,920 shares at $20 each and received 1,316 common shares with a cost basis of $26,329. The Partnership realized a gain of $26,329 on the warrant exercise.

During 2000, the Partnership sold 1,316 common shares for proceeds of $105,276 and realized a gain of $78,947.

Endocare, Inc.
--------------

In December 2000, the Partnership purchased 30,000 common shares in the company for $90,000.

Subsequent to December 31, 2000, the fair value of the Partnership's investment in the company decreased by $290,700 as a result of a decrease in the publicly traded market price on March 16, 2001.

Prolinx, Inc.
-------------

In June 2000, the company completed a new round of financing at a higher valuation. The Partnership did not participate in the round.

In December 2000, the Partnership funded a convertible note to the company in the amount of $26,700, with an interest rate of 10% and a maturity date of February 15, 2001.

Venture Capital Limited Partnership Investment
----------------------------------------------

The Partnership received a cash distribution totaling $20,864 and a stock distribution of Curis Corporation with a fair value of $27,033. All distributions were recorded as returns of capital.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements.

6.  Net Increase (Decrease) in Unrealized Appreciation of Equity
    ------------------------------------------------------------
    Investments
    -----------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Net increase (decrease) in unrealized appreciation of equity investments." The table below discloses details of the changes:


                                 For the Years Ended December 31,
                               ------------------------------------

                                 2000          1999          1998
                               --------      --------      --------

Unrealized (depreciation)
 appreciation from cost
 of marketable equity
 securities                 $  (161,907)     1,134,112     (116,114)

Unrealized appreciation
 from cost of non-marketable
 equity securities              523,315      1,045,317    1,579,405
                              ---------      ---------    ---------
Unrealized appreciation
 from cost at end of year       361,408      2,179,429    1,463,291

Unrealized appreciation from
 cost at beginning of year    2,179,429      1,463,291    1,470,768
                              ---------      ---------    ---------
Net (decrease) increase in
 unrealized appreciation
 of equity investments      $(1,818,021)       716,138       (7,477)
                              =========      =========    =========

7.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at December 31, 2000 and 1999, consisted of:

                                             2000         1999
                                            ------       ------
Demand accounts                            $36,873      175,922
Money-market accounts                           72           68
                                            ------      -------
  Total                                    $36,945      175,990
                                       ======      =======

8.  Short-Term Borrowings
   ---------------------

The Partnership has a borrowing account with a financial institution. At December 31, 2000, the borrowing capacity of this account was approximately $300,000 and there was no outstanding balance. The Partnership's investment in Endocare, Inc. is pledged as collateral.

9.  Commitments and Contingencies
    -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, venture capital limited partnership investments, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At December 31, 2000, there were no unfunded investment commitments to portfolio companies and venture capital limited partnerships.

The Partnership is involved in various claims and legal actions incident to its operations, which in the opinion of the Managing General Partners, based upon advice of counsel, will not materially affect the financial position or results of operations of the Partnership.

                              SIGNATURES
                              ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.

                           By:  TECHNOLOGY FUNDING INC.
                                Managing General Partner

Date:  March 30, 2001      By:  /s/Charles R. Kokesh
                                ---------------------
                                   Charles R. Kokesh
                                   President and Chief
                                   Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature         Capacity                   Date
          ---------         --------                   ----

 /s/Charles R. Kokesh      President, Chief        March 30, 2001
------------------------   Executive Officer,
    Charles R. Kokesh      Chief Financial
                           Officer and Chairman of
                           Technology Funding Inc.
                           and Managing General
                           Partner of Technology
                           Funding Ltd.


The above represents a majority of the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.