Form 10-Q
period 2001-03-31
TECHNOLOGY FUNDING MEDICAL PARTNERS I L P
filed 2001-05-14
CIK 893755

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2001

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                      (unaudited)
                                       March 31,         December 31,
                                         2001               2000
                                     ------------       ------------
ASSETS

Equity investments (cost of
 $3,116,014 and $3,114,946 in
 2001 and 2000, respectively)         $2,476,968        $3,476,354
Cash and cash equivalents                  1,604            36,945
Other assets                                 834             1,214
                                       ---------         ---------
     Total assets                     $2,479,406        $3,514,513
                                       =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses $   16,339        $   46,855
Due to related parties                   759,345           639,492
                                       ---------         ---------
     Total liabilities                   775,684           686,347

Commitments and contingencies

Partners' capital
 (79,716 Limited Partner Units
  outstanding)                         1,740,222         2,853,421
 General Partners                        (36,500)          (25,255)
                                       ---------         ---------
     Total partners' capital           1,703,722         2,828,166
                                       ---------         ---------
     Total liabilities and
       partners' capital              $2,479,406        $3,514,513
                                       =========         =========









The accompanying notes are an integral part of these financial statements.

STATEMENTS OF INVESTMENTS
-------------------------

                                        Principal            (unaudited)
                                        amount or           March 31, 2001       December 31, 2000
Industry                                shares at         ------------------     -----------------
(1)                          Investment  March 31,        Cost       Fair        Cost        Fair
Company             Position    Date      2001            Basis      Value       Basis       Value
-------------       --------    ----    -----------       -----      -----       -----       -----

Equity Investments
------------------

Medical/Biotechnology
---------------------
71.0% and 57.4% at March 31, 2001 and December 31, 2000, respectively
---------------------------------------------------------------------
Acusphere, Inc.    Preferred   1995-
 (a)               shares      1997      340,635   $  706,251 $  970,810  $  706,251  $  970,810
Curis              Common
 Corporation       shares      2000        2,313       27,033      8,565      27,033      20,528
deCODE Genetics    Common
 Corporation       shares      2001        4,887       43,983     33,598          --          --
Prolinx, Inc.      Preferred   1995-
 (a)               shares      1998      592,308      688,461    186,577     688,461     621,924
Prolinx, Inc.      Convertible
 (a)               note (2)    2000      $26,700       26,927      9,424      26,809       9,383
Prolinx, Inc.      Preferred
 (a)               share
                   warrants
                  (terms to be
                   determined) 2001                       293          0          --          --
                                                    ---------  ---------   ---------   ---------
                                                    1,492,948  1,208,974   1,448,554   1,622,645
                                                    ---------  ---------   ---------   ---------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Medical/Diagnostic Equipment
----------------------------
55.3% and 51.4% at March 31, 2001 and December 31, 2000, respectively
---------------------------------------------------------------------
Endocare, Inc.     Common      1996-
 (b)               shares      2000      182,400      556,000    664,027     556,000   1,162,800
LifeCell           Preferred   1996-
 Corporation       shares (2)  2000        2,745      247,500    130,085     247,500     141,137
LifeCell           Common
 Corporation       share
                   warrant at
                   $4.13;
                   expiring
                   2001        1996       56,451        2,500          0       2,500           0
R2 Technology,     Preferred   1994-
 Inc. (a)          shares      1996      117,134      134,268    148,364     134,268     148,364
                                                    ---------  ---------   ---------   ---------
                                                      940,268    942,476     940,268   1,452,301
                                                    ---------  ---------   ---------   ---------

Health Information Systems
--------------------------
2.0% and 1.4% at March 31, 2001 and December 31, 2000, respectively
-------------------------------------------------------------------
Adesso Healthcare
 Technology
 Services, Inc.    Preferred   1997-
 (a) (b)           shares      2000       13,753      131,048          0     131,048           0
Adesso Healthcare
 Technology
 Services, Inc.    Convertible
 (a) (b)           note (2)    2000      $30,128       30,785     23,089      30,128      22,596

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

CareCentric                      Preferred
 Solutions, Inc.   shares      1999        6,312       94,899     11,618      94,899      15,898
                                                    ---------  ---------   ---------   ---------
                                                      256,732     34,707     256,075      38,494
                                                    ---------  ---------   ---------   ---------

Pharmaceuticals
---------------
3.7% and 3.2% at March 31, 2001 and December 31, 2000, respectively
-------------------------------------------------------------------
Axys
 Pharmaceuticals,  Common
 Inc.              shares      2000       10,000       47,000     28,130      47,000      56,250
Periodontix,       Preferred   1993-
 Inc. (a)          shares      1996      167,000      234,000     35,100     234,000      35,100
                                                    ---------  ---------   ---------   ---------
                                                      281,000     63,230     281,000      91,350
                                                    ---------  ---------   ---------   ---------

Environmental
-------------
0.2% and 0.1% at March 31, 2001 and December 31, 2000, respectively
-------------------------------------------------------------------
Triangle
 Biomedical
 Sciences,         Common
 Inc. (a)          shares      1999          366       10,248      3,587      10,248       3,587
Triangle           Common
 Biomedical        share
 Sciences,         warrant
 Inc. (a)          at $28.00;
                   expiring
                   2009        1999          366          366        128         366         128
                                                    ---------  ---------   ---------   ---------
                                                       10,614      3,715      10,614       3,715
                                                    ---------  ---------   ---------   ---------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Venture Capital Limited Partnership Investments
-----------------------------------------------
13.1% and 9.5% at March 31, 2001 and December 31, 2000, respectively
-------------------------------------------------------------------
Medical Science    Limited
 Partners II, L.P. Partnership
 (a)               Interests   various  $250,000      134,452    223,866     178,435     267,849
                                                    ---------  ---------   ---------   ---------
                                                      134,452    223,866     178,435     267,849
                                                    ---------  ---------   ---------   ---------
Total equity investments - 145.3% and 123.0%
 at March 31, 2001 and December 31, 2000,
 respectively                                      $3,116,014 $2,476,968  $3,114,946  $3,476,354
                                                    =========  =========   =========   =========

Legend and footnotes:

 --   No investment held at end of period.
 0    Investment active with a carrying value or fair value of zero.

(a) Equity security acquired in a private placement transaction; resale may be subject to certain selling restrictions.
(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain selling restrictions.
(1) Represents the total fair value of a particular industry segment as a percentage of Partners'
Capital at March 31, 2001 and December 31, 2000.
(2) The Partnership has no income-producing equity investments except for LifeCell Corporation
Preferred shares and convertible notes, which include accrued interest.  Interest rates on such notes range from 9.5% to 10%.








The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                                        For the Three
                                                        Months Ended
                                                          March 31,
                                                   -----------------------
                                                     2001           2000
                                                     ----           ----
Investment income:
 Notes receivable interest                     $     1,300     $       --
 Dividend income                                        10          3,988
                                                 ---------      ---------
  Total investment income                            1,310          3,988

Investment expenses:
 Management fees                                    39,650         39,650
 Individual General Partners'
  compensation                                       9,474          5,090
 Administrative and investor
  services                                          32,304         20,933
 Investment operations                               6,099          7,943
 Professional fees                                  26,790         22,639
 Computer services                                  10,983          8,633
 Interest expense                                       --          3,616
                                                 ---------      ---------
  Total investment expenses                        125,300        108,504
                                                 ---------      ---------
Net investment loss                               (123,990)      (104,516)
                                                 ---------      ---------
Net realized loss from sales
  of equity investments                                 --           (768)
                                                 ---------      ---------
Net realized loss                                       --           (768)
                                                 ---------      ---------
Net (decrease) increase in unrealized
  appreciation (depreciation)
  of equity investments                         (1,000,454)     2,371,249
                                                 ---------      ---------
Net (decrease) increase in
  partners' capital
  resulting from
  operations                                   $(1,124,444)    $2,265,965
                                                 =========      =========
Net (decrease) increase in
  partners' capital
  resulting from
  operations per Unit                          $    (13.96)    $    27.94
                                                 =========      =========


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                      For the Three Months Ended March 31,
                                      ------------------------------------
                                               2001             2000
                                              ------           ------
Net (decrease) increase in partners'
 capital resulting from operations        $(1,124,444)      $2,265,965

Adjustments to reconcile net (decrease)
 increase in partners' capital resulting
 from operations to net cash used by
 operating activities:
  Net decrease (increase) in unrealized
   appreciation (depreciation) of equity
   investments                              1,000,454       (2,371,249)
  Net realized loss from sales of equity
   investments                                     --              768
  (Decrease) increase in accounts payable
   and accrued expenses                       (30,516)          16,244
  Increase (decrease) in due to related
   parties                                    119,853          (12,827)
  Other changes, net                             (688)             525
                                            ---------        ---------
Net cash used by operating activities         (35,341)        (100,574)
                                            ---------        ---------
Cash flows from investing activities:
 Distributions from venture capital
  limited partnership investments                  --           20,864
 Purchase of equity investments                    --          (31,046)
                                            ---------        ---------
  Net cash used by investing activities            --          (10,182)
                                            ---------        ---------
Cash flows from financing activities:
 Proceeds from short-term borrowings, net          --            3,617
                                            ---------        ---------
  Net cash provided by financing activities        --            3,617
                                            ---------        ---------

Net decrease in cash and cash equivalents     (35,341)        (107,139)

Cash and cash equivalents at beginning
 of year                                       36,945          175,990
                                            ---------        ---------
Cash and cash equivalents at March 31     $     1,604       $   68,851
                                            =========        =========






The accompanying notes are an integral part of these financial statements.


NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     Interim Financial Statements
       ----------------------------

In the opinion of the Managing General Partners, the accompanying interim financial statements reflect all adjustments necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended
December 31, 2000.  Allocation of income and loss to Limited and General
Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

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

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at March 31, 2001 and December 31, 2000, was $3,193,684 and $3,187,729, respectively. At
March 31, 2001 and December 31, 2000, gross unrealized appreciation and depreciation on investments based on cost for federal income tax purposes were as follows:


                                        March 31,    December 31,
                                          2001           2000
                                      ------------   ------------
Unrealized appreciation               $   513,632     $1,068,550
Unrealized depreciation                (1,230,348)      (779,925)
                                        ---------      ---------
Net unrealized (depreciation)
 appreciation                         $  (716,716)    $  288,625
                                        =========      =========

4.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 2001 and 2000, were as follows:

                                               2001              2000
                                              ------            ------
Management fees                              $39,650           $39,650
Individual General Partners' compensation      9,474             5,090
Reimbursable operating expenses               38,692            20,368

The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than organizational and offering expenses and general partner overhead) such as administrative and investor services, investment operations, and computer services. Prior to 2000, the Partnership Agreement stated that the Partnership could not reimburse the Managing General Partners for certain operational costs that aggregate more than 3 percent of total limited partner capital contributions. On December 8, 2000, the limited partners approved an amendment to the Partnership Agreement which removed the limit on reimbursement of operational costs effective January 1, 2000. Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. Amounts due to related parties for such expenses were $600,748 and $520,544 at March 31, 2001 and December 31, 2000, respectively.

Management fees due to the Managing General Partners were $158,597 and $118,948 at March 31, 2001 and December 31, 2000, respectively, and were included in due to related parties.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based on their proportionate investments in the portfolio company. At March 31, 2001, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc. options with a fair value of $57,731.

5.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.


Marketable Equity Securities
----------------------------

Marketable equity securities had aggregate costs of $439,191 and $395,208 at March 31, 2001 and December 31, 2000, respectively, and aggregate fair values of $211,621 and $233,301 at March 31, 2001 and December 31, 2000,
respectively. The net unrealized losses at March 31, 2001 and December 31, 2000, included gross gains of $0 and $9,250, respectively.

Restricted Securities
---------------------

At March 31, 2001 and December 31, 2000, restricted securities had aggregate fair values of $2,265,347 and $3,243,053, respectively, representing 133 percent and 115 percent, respectively, of the net assets of the Partnership.

Venture Capital Limited Partnership Investments
-----------------------------------------------

The Partnership received a stock distribution of deCODE Genetics
Corporation with a fair value of $43,983. This distribution was recorded as a return of capital.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly-traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2000 Form 10-K.

6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at March 31, 2001 and December 31, 2000 consisted of:

                                               2001           2000
                                              ------         ------
Demand accounts                              $ 1,531         $36,873
Money market accounts                             73              72
                                              ------          ------
     Total                                   $ 1,604         $36,945
                                              ======          ======

7.     Short-Term Borrowings
       ---------------------

The Partnership established a borrowing account with a financial institution in April 2001. On April 23, 2001, the Partnership borrowed $550,000 when the borrowing capacity was $617,242. The Partnership's investment in Endocare, Inc. is pledged as collateral.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership operates as a business development company under the Investment Company Act of 1940 and makes venture capital investments in new and developing companies. The Partnership's financial condition is dependent upon the success of the portfolio companies. There is no ready market for many of the Partnership's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Partnership's investments in securities for which there are no available market quotes is subject to the estimate of the Managing General Partners in accordance with the valuation guidance described in Note 1 to the financial statements included in the Partnership's December 31, 2000 Form 10-K. In the absence of readily obtainable market values, the estimated fair value of the Partnership's investments may differ significantly from the values that would have been used had a ready market existed.

During the three months ended March 31, 2001, net cash used by operating activities totaled $35,341. The Partnership was advanced $41,511 from related parties for other investment expenses. In addition, $9,474 was paid to the Individual General Partners as compensation for their services. The Partnership paid other investment expenses of $67,620. Interest income of $242 was received.

The Partnership established a borrowing account with a financial institution in April 2001. On April 23, 2001, the Partnership borrowed $550,000 when the borrowing capacity was $617,242. The Partnership's investment in Endocare, Inc. is pledged as collateral.

Cash and cash equivalents at March 31, 2001, were $1,604. Future proceeds from investment sales and operating cash reserves along with Managing General Partners' support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in partners' capital resulting from operations was $1,124,444 for the three months ended March 31, 2001, compared to a net increase in partners' capital resulting from operations of $2,265,965 for the same period in 2000.

Net unrealized (depreciation) appreciation on equity investments was $(639,046) and $361,408 at March 31, 2001 and December 31, 2000,
respectively. During the quarter ended March 31, 2001, the Partnership recorded an increase in net unrealized depreciation on equity investments of $1,000,454 compared to an increase in unrealized appreciation of $2,371,249 during the quarter ended March 31, 2000. The change in 2001 was primarily attributable to a decrease in the fair value of Prolinx, Inc., a private portfolio company in the biotechnology industry, and a decrease in the publicly traded price of Endocare, Inc. The increase in net unrealized appreciation on investments for the quarter ended March 31, 2000 was primarily due to increases in the medical/diagnostic equipment industry.

Total investment expenses were $125,300 for the quarter ended March 31, 2001, compared to $108,504 for the same period in 2000. The increase is attributable to increased administrative and investor services activity and increased professional fees.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 2001.

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


                      TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.


                           By:  TECHNOLOGY FUNDING INC.
                                TECHNOLOGY FUNDING LTD.
                                Managing General Partners




Date:  May 11, 2001      By:    /s/Charles R. Kokesh
                                ---------------------
                                   Charles R. Kokesh
                                   President, Chief Executive Officer,
                                   Chief Financial Officer and
                                   Chairman of Technology Funding Inc.
                                   and Managing General Partner of
                                   Technology Funding Ltd.

Technology Funding Medical Partners I           05/14/01  7:29 AM