Form 10-Q
period 2001-06-30
TECHNOLOGY FUNDING MEDICAL PARTNERS I L P
filed 2001-08-14
CIK 893755

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2001

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                     (unaudited)
                                       June 30,         December 31,
                                         2001               2000
                                     ------------       ------------
ASSETS

Equity investments (cost of
 $3,117,027 and $3,114,946 in
 2001 and 2000, respectively)         $3,358,061        $3,476,354
Cash and cash equivalents                    240            36,945
Other assets                               1,890             1,214
                                       ---------         ---------
     Total assets                     $3,360,191        $3,514,513
                                       =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses $   22,779        $   46,855
Due to related parties                   120,533           639,492
Short-term borrowings                    806,926                --
                                       ---------         ---------
     Total liabilities                   950,238           686,347

Commitments and contingencies

Partners' capital
 Limited Partner (79,716 units
  outstanding)                         2,439,390         2,853,421
 General Partners                        (29,437)          (25,255)
                                       ---------         ---------
     Total partners' capital           2,409,953         2,828,166
                                       ---------         ---------
     Total liabilities and
       partners' capital              $3,360,191        $3,514,513
                                       =========         =========








The accompanying notes are an integral part of these financial statements.

STATEMENTS OF INVESTMENTS
-------------------------

                                        Principal            (unaudited)
                                        amount or           June 30, 2001        December 31, 2000
Industry                                shares at         ----------------       -----------------
(1)                          Investment  June 30,         Cost       Fair        Cost        Fair
Company             Position    Date      2001            Basis      Value       Basis       Value
-------------       --------    ----    -----------       -----      -----       -----       -----

Equity Investments
------------------

Medical/Biotechnology
---------------------
46.4% and 57.4% at June 30, 2001 and December 31, 2000, respectively
--------------------------------------------------------------------
Acusphere, Inc.    Preferred   1995-
 (a)               shares      1997      340,635   $  706,251 $  970,810  $  706,251  $  970,810
Curis              Common
 Corporation       shares      2000        2,313       27,033     14,595      27,033      20,528
deCODE Genetics    Common
 Corporation       shares      2001        4,887       43,983     60,159          --          --
Prolinx, Inc.      Preferred
 (a)               shares      2001       30,394       27,355      9,574     688,461     621,924
Prolinx, Inc.      Common      1995-
 (a)               shares      1998      197,436      688,461     62,191          --          --
Prolinx, Inc.      Convertible
 (a)               note (2)    2000      $26,700            0          0      26,809       9,383
Prolinx, Inc.      Preferred
 (a)               share
                   warrants
                  (terms to be
                   determined) 2001                       293          0          --          --
                                                    ---------  ---------   ---------   ---------
                                                    1,493,376  1,117,329   1,448,554   1,622,645
                                                    ---------  ---------   ---------   ---------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Medical/Diagnostic Equipment
----------------------------
76.7% and 51.4% at June 30, 2001 and December 31, 2000, respectively
--------------------------------------------------------------------
Endocare, Inc.     Common      1996-
 (b)               shares      2000      182,400      556,000  1,458,288     556,000   1,162,800
LifeCell           Preferred   1996-
 Corporation       shares (2)  2000        2,745      247,500    193,165     247,500     141,137
LifeCell           Common
 Corporation       share
                   warrant at
                   $4.13;
                   expiring
                   2001        1996       56,451        2,500          0       2,500           0
R2 Technology,     Preferred   1994-
 Inc. (a)          shares      1996      117,134      134,268    197,820     134,268     148,364
                                                    ---------  ---------   ---------   ---------
                                                      940,268  1,849,273     940,268   1,452,301
                                                    ---------  ---------   ---------   ---------

Health Information Systems
--------------------------
1.7% and 1.4% at June 30, 2001 and December 31, 2000, respectively
------------------------------------------------------------------
Adesso Healthcare
 Technology
 Services, Inc.    Preferred   1997-
 (a) (b)           shares      2000       13,753      131,048          0     131,048           0
Adesso Healthcare
 Technology
 Services, Inc.    Convertible
 (a) (b)           note (2)    2000      $30,128       31,370     23,527      30,128      22,596

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

CareCentric
 Solutions, Inc.   Common
 (a)               shares      1999       11,839       94,899     16,706      94,899      15,898
                                                    ---------  ---------   ---------   ---------
                                                      257,317     40,233     256,075      38,494
                                                    ---------  ---------   ---------   ---------

Pharmaceuticals
---------------
8.6% and 3.2% at June 30, 2001 and December 31, 2000, respectively
------------------------------------------------------------------
Axys
 Pharmaceuticals,  Common
 Inc.              shares      2000       10,000       47,000     42,000      47,000      56,250
Periodontix,       Preferred   1993-
 Inc. (a)          shares      1996      167,000      234,000     35,100     234,000      35,100
Inspire
 Pharmaceuticals,  Common
 Inc.              shares      2001        9,309       83,781    130,326          --          --
                                                    ---------  ---------   ---------   ---------
                                                      364,781    207,426     281,000      91,350
                                                    ---------  ---------   ---------   ---------

Environmental
-------------
0.2% and 0.1% at June 30, 2001 and December 31, 2000, respectively
------------------------------------------------------------------
Triangle
 Biomedical
 Sciences,         Common
 Inc. (a)          shares      1999          366       10,248      3,587      10,248       3,587
Triangle           Common
 Biomedical        share
 Sciences,         warrant
 Inc. (a)          at $28.00;
                   expiring
                   2009        1999          366          366        128         366         128
                                                    ---------  ---------   ---------   ---------
                                                       10,614      3,715      10,614       3,715
                                                    ---------  ---------   ---------   ---------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Venture Capital Limited Partnership Investments
-----------------------------------------------
5.8% and 9.5% at June 30, 2001 and December 31, 2000, respectively
------------------------------------------------------------------
Medical Science    Limited
 Partners II, L.P. Partnership
 (a)               Interests   various  $250,000       50,671    140,085     178,435     267,849
                                                    ---------  ---------   ---------   ---------
                                                       50,671    140,085     178,435     267,849
                                                    ---------  ---------   ---------   ---------
Total equity investments-139.4% and 123.0%
 at June 30, 2001 and December 31, 2000,
 respectively                                      $3,117,027 $3,358,061  $3,114,946  $3,476,354
                                                    =========  =========   =========   =========

Legend and footnotes:

 --   No investment held at end of period.
 0    Investment active with a carrying value or fair value of zero.

(a) Equity security acquired in a private placement transaction; resale may be subject to certain selling restrictions.
(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain selling restrictions.
(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at June 30, 2001 and December 31, 2000.
(2) The Partnership has no income-producing equity investments except for LifeCell Corporation
Preferred shares and convertible notes, which include accrued interest.  Interest rates on such notes range from 9.5% to 10%.








The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                                      For the Three Months       For the Six Months
                                                         Ended June 30,            ended June 30,
                                                      ---------------------    ---------------------
                                                        2001         2000        2001         2000
                                                       ------       ------      ------       ------
Investment income:
 Interest income                                     $  1,089  $        --   $   2,389  $        --
 Dividend income                                           91        3,978         101        7,966
                                                      -------    ---------     -------    ---------
  Total investment income                               1,180        3,978       2,490        7,966

Investment expenses:
 Management fees                                       37,005       39,648      76,655       79,298
 Individual General Partners' compensation             10,483       11,732      19,957       16,822
 Administrative and investor services                  68,450       46,707     100,754       67,640
 Investment operations                                 16,619       37,687      22,718       45,630
 Professional fees                                     20,116       12,210      46,906       34,849
 Computer services                                     15,459        9,660      26,442       18,293
 Interest expense                                       6,897          156       6,897        3,772
                                                      -------    ---------     -------    ---------
  Total investment expenses                           175,029      157,800     300,329      266,304
                                                      -------    ---------     -------    ---------
Net investment loss                                  (173,849)    (153,822)   (297,839)    (258,338)
                                                      -------    ---------     -------    ---------
Net realized loss from sales of equity investments         --           --          --         (768)
                                                      -------    ---------     -------    ---------
Net realized loss                                          --           --          --         (768)
                                                      -------    ---------     -------    ---------
Net increase (decrease) in unrealized
  appreciation of equity investments                  880,080   (3,566,569)   (120,374)  (1,195,320)
                                                      -------    ---------     -------    ---------
Net increase (decrease) in partners'
  capital resulting from operations                  $706,231  $(3,720,391)  $(418,213) $(1,454,426)
                                                      =======    =========     =======    =========
Net increase (decrease) in partners' capital
  resulting from operations per Unit                 $   8.77  $    (46.00)  $   (5.19) $    (18.06)
                                                      =======    =========     =======    =========

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                         For the Six Months Ended June 30,
                                         ---------------------------------
                                               2001             2000
                                              ------           ------
Net decrease in partners'
 capital resulting from operations        $  (418,213)     $(1,454,426)

Adjustments to reconcile net decrease
 in partners' capital resulting
 from operations to net cash used by
 operating activities:
  Net decrease in unrealized
   appreciation of equity investments         120,374        1,195,320
  Net realized loss from sales of equity
   investments                                     --              768
  Decrease in accounts payable and accrued
   expenses                                   (24,076)          (7,284)
 (Decrease) increase in due to related
   parties                                   (518,959)          97,734
  Other changes, net                           (2,757)          (1,416)
                                            ---------        ---------
Net cash used by operating activities        (843,631)        (169,304)
                                            ---------        ---------
Cash flows from investing activities:
 Distributions from venture capital
  limited partnership investments                  --           20,864
 Notes receivable issued                           --               --
 Purchase of equity investments                    --          (31,046)
                                            ---------        ---------
  Net cash used by investing activities            --          (10,182)
                                            ---------        ---------
Cash flows from financing activities:
 Proceeds from short-term borrowings, net     806,926            3,772
                                            ---------        ---------
  Net cash provided by financing activities   806,926            3,772
                                            ---------        ---------

Net decrease in cash and cash equivalents     (36,705)        (175,714)

Cash and cash equivalents at beginning
 of year                                       36,945          175,990
                                            ---------        ---------
Cash and cash equivalents at June 30      $       240      $       276
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

2.     Future of Partnership Operations
       --------------------------------

The General Partners have made loans to the Partnership to finance its recurring losses from on-going operations and have arranged broker loans on conventional terms secured by the publicly-traded shares owned by the Partnership. Without such loans the Partnership would have been required to liquidate investments. The Partnership Agreement provides that the Partnership will terminate December 31, 2002, unless extended for two additional two-year periods by the Individual General Partners. In June 2001, the Individual General Partners directed the Managing General Partners to proceed with the earliest reasonable termination of the Partnership after assessing the potential return on the Partnership's investments in relation to the costs of continued operation. The Managing General Partners are currently exploring alternatives for termination of the Partnership and the liquidation of its investments. There is no ready market for many of the Partnership's investments. The fair value of the Partnership's investments at June 30, 2001 may differ significantly from a value that would have been used had the ultimate proceeds from the liquidation of the investments been known.

The uncertainties arising from these circumstances raise substantial doubt about the Partnership's ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership has been advised by its independent public accountants that should the uncertainties surrounding the Partnership's future operations remain unresolved at year-end, their report on those financial statements will be modified for that contingency.

3.     Provision for Income Taxes
       --------------------------

No provision for income taxes has been made by the Partnership as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at June 30, 2001 and December 31, 2000, was $3,317,575 and $3,187,729, respectively. At June 30, 2001 and December 31, 2000, gross unrealized appreciation and depreciation on investments based on cost for federal income tax purposes were as follows:

                                        June 30,     December 31,
                                          2001           2000
                                      ------------   ------------
Unrealized appreciation               $ 1,309,738     $1,068,550
Unrealized depreciation                (1,269,252)      (779,925)
                                        ---------      ---------
Net unrealized appreciation           $    40,486     $  288,625
                                        =========      =========

4.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 2001 and 2000, were as follows:

                                               2001              2000
                                              ------            ------
Management fees                             $ 76,655           $79,298
Individual General Partners' compensation     19,957            16,822
Reimbursable operating expenses              123,862            92,414


The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than organizational and offering expenses and general partner overhead) such as administrative and investor services, investment operations, and computer services. Prior to 2000, the Partnership Agreement stated that the Partnership could not reimburse the Managing General Partners for certain operational costs that aggregate more than 3 percent of total limited partner capital contributions. On December 8, 2000, the limited partners approved an amendment to the Partnership Agreement which removed the limit on reimbursement of operational costs effective January 1, 2000. Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. Amounts due to related parties for such expenses were $108,638 and $520,544 at June 30, 2001 and December 31, 2000, respectively. Included in the due to related parties at June 30, 2001 is $23,849, representing an overallocation of certain estimated expenses incurred in the quarter ended June 30, 2001. This amount was repaid in full to the Partnership on August 6, 2001.

Management fees due to the Managing General Partners were $11,895 and $118,948 at June 30, 2001 and December 31, 2000, respectively, and were included in due to related parties.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based on their proportionate investments in the portfolio company. At June 30, 2001, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc. options with a fair value of $184,069.

5.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

Marketable equity securities had aggregate costs of $546,697 and $395,208 at June 30, 2001 and December 31, 2000, respectively, and aggregate fair values of $456,951 and $233,301 at June 30, 2001 and December 31, 2000,
respectively. The net unrealized losses at June 30, 2001 and December 31, 2000, included gross gains of $62,721 and $9,250, respectively.

Restricted Securities
---------------------

At June 30, 2001 and December 31, 2000, restricted securities had aggregate fair values of $2,901,110 and $3,243,053, respectively, representing 120 percent and 115 percent, respectively, of the net assets of the Partnership.

Prolinx
-------

In May 2001, the company recapitalized and the Partnership's Preferred shares were converted into 197,436 common shares. The Partnership also converted a note, together with interest, totaling $27,355 into 30,394 Series A Preferred shares in conjunction with the recapitalization.


Venture Capital Limited Partnership Investments
-----------------------------------------------

In March and April 2001, the Partnership received stock distributions of deCODE Genetics Corporation and Inspire Pharmaceuticals, Inc. with fair market values of $43,983 and $83,781, respectively. These distributions were recorded as a return of capital and resulted in a corresponding decrease in the fair value of the venture capital limited partnership investment.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly-traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2000 Form 10-K.

6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at June 30, 2001 and December 31, 2000 consisted of:

                                               2001           2000
                                              ------         ------
Demand accounts                                $166         $36,873
Money market accounts                            74              72
                                                ---          ------
     Total                                     $240         $36,945
                                                ===          ======

7.     Short-Term Borrowings
       ---------------------

The Partnership has a borrowing account with a financial institution. At June 30, 2001, the borrowing capacity of this account, which fluctuates based on the market value of the Partnership's Endocare shares pledged as collateral, was $1,166,630 and the outstanding balance was $806,926. The weighted-average interest rate for the six months ended June 30, 2001 was
7.0 percent. Interest expense totaled $6,897 for the six months ended June 30, 2001. At August 8, 2001, the borrowing capacity was $1,127,232 and the outstanding balance was $813,627.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The General Partners have made loans to the Partnership to finance its recurring losses from on-going operations and have arranged broker loans on conventional terms secured by the publicly-traded shares owned by the Partnership. Without such loans the Partnership would have been required to liquidate investments. The Partnership Agreement provides that the Partnership will terminate December 31, 2002, unless extended for two additional two-year periods by the Individual General Partners. In June 2001, the Individual General Partners directed the Managing General Partners to proceed with the earliest reasonable termination of the Partnership after assessing the potential return on the Partnership's investments in relation to the costs of continued operation. The Managing General Partners are currently exploring alternatives for termination of the Partnership and the liquidation of its investments. There is no ready market for many of the Partnership's investments. The fair value of the Partnership's investments at June 30, 2001 may differ significantly from a value that would have been used had the ultimate proceeds from the liquidation of the investments been known.

The uncertainties arising from these circumstances raise substantial doubt about the Partnership's ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership has been advised by its independent public accountants that should the uncertainties surrounding the Partnership's future operations remain unresolved at year-end, their report on those financial statements will be modified for that contingency.

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

During the six months ended June 30, 2001, net cash used by operating activities totaled $843,631 The Partnership paid management fees of $183,708 to the Managing General Partners and reimbursed related parties for investment expenses of $535,768. In addition, $19,957 was paid to the Individual General Partners as compensation for their services. The Partnership paid other investment expenses of $104,607. Interest and dividend income of $409 was received.

The Partnership has a borrowing account with a financial institution. At June 30, 2001, the borrowing capacity of this account, which fluctuates based on the market value of the Partnership's Endocare shares pledged as collateral, was $1,166,630 and the outstanding balance was $806,926. The weighted-average interest rate for the six months ended June 30, 2001 was 7.0%. Interest expense totaled $6,897 for the six months ended June 30, 2001. At August 8, 2001, the borrowing capacity was $1,127,232 and the outstanding balance was $813,627.

Cash and cash equivalents at June 30, 2001, were $240.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net increase in partners' capital resulting from operations was $706,231 for the quarter ended June 30, 2001, compared to a net decrease in partners' capital resulting from operations of $3,720,391 for the same period in 2000.

Net unrealized appreciation (depreciation) on equity investments was $241,034 and $(639,046) at June 30 and March 31, 2001, respectively.
During the quarter ended June 30, 2001, the Partnership recorded an increase in net unrealized appreciation on equity investments of $880,080 compared to a decrease in unrealized appreciation of $3,566,569 during the quarter ended June 30, 2000. The change in 2001 was primarily attributable to an increase in the publicly traded market prices of portfolio companies in the medical/diagnostic and pharmaceutical industries, partially offset by a decrease in the fair value of Prolinx, Inc., a private portfolio company in the biotechnology industry. The decrease in net unrealized appreciation on investments for the quarter ended June 30, 2000 was primarily due to decreases in the market prices of publicly traded securities and in the fair value of privately held portfolio companies.

Total investment expenses were $175,029 for the quarter ended June 30, 2001, compared to $157,800 for the same period in 2000. The increase is primarily attributable to increased administrative and investor services activity and increased professional fees, partially offset by decreased investment operations activity.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current six months compared to corresponding six months in the preceding
------------------------------------------------------------------------
year
----

Net decrease in partners' capital resulting from operations was $418,213 for the six months ended June 30, 2001, compared to a net decrease in partners' capital resulting from operations of $1,454,426 for the same period in 2000.

Net unrealized appreciation on equity investments was $241,034 and $361,408 at June 30, 2001 and December 31, 2000, respectively. During the six months ended June 30, 2001, the Partnership recorded a decrease in net unrealized appreciation on equity investments of $120,374 compared to a decrease in unrealized appreciation of $1,195,320 for the six months ended June 30, 2000. The change in 2001 was primarily attributable to a decrease in the fair value of Prolinx, Inc., a private portfolio company in the biotechnology industry, partially offset by an increase in the publicly traded market price of Endocare, Inc. The decrease in net unrealized appreciation on investments for the quarter ended June 30, 2000 was primarily due to decreases in the market prices of publicly traded securities and in the fair value of privately held portfolio companies.

Total investment expenses were $300,329 for the six months ended June 30, 2001, compared to $266,304 for the same period in 2000. The increase is primarily attributable to increased administrative and investor services activity and increased professional fees, partially offset by decreased investment operations activity.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 2001.

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


                      TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.


                           By:  TECHNOLOGY FUNDING INC.
                                TECHNOLOGY FUNDING LTD.
                                Managing General Partners




Date:  August 13, 2001   By:    /s/Charles R. Kokesh
                                ---------------------
                                   Charles R. Kokesh
                                   President, Chief Executive Officer,
                                   Chief Financial Officer and
                                   Chairman of Technology Funding Inc.
                                   and Managing General Partner of
                                   Technology Funding Ltd.