Form 10-Q
period 2001-09-30
TECHNOLOGY FUNDING MEDICAL PARTNERS I L P
filed 2001-11-09
CIK 893755

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

No active market for the units of limited partnership interests
("Units") exists, and therefore the fair value of such Units cannot be determined.

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                     (unaudited)
                                     September 30,      December 31,
                                         2001               2000
                                     ------------       ------------
ASSETS

Equity investments (cost of
 $2,752,811 and $3,114,946 in
 2001 and 2000, respectively)         $3,229,946        $3,476,354
Cash and cash equivalents                124,416            36,945
Other assets                               1,570             1,214
                                       ---------         ---------
     Total assets                     $3,355,932        $3,514,513
                                       =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses $   31,357        $   46,855
Due to related parties                    35,134           639,492
Short-term borrowings                    970,593                --
                                       ---------         ---------
     Total liabilities                 1,037,084           686,347

Commitments and contingencies

Partners' capital
 Limited Partner (79,716 units
  outstanding)                         2,349,196         2,853,421
 General Partners                        (30,348)          (25,255)
                                       ---------         ---------
     Total partners' capital           2,318,848         2,828,166
                                       ---------         ---------
     Total liabilities and
       partners' capital              $3,355,932        $3,514,513
                                       =========         =========








The accompanying notes are an integral part of these financial statements.

STATEMENTS OF INVESTMENTS
-------------------------

                                        Principal            (unaudited)
                                        amount or        September 30, 2001     December 31, 2000
Industry                                shares at        ------------------     -----------------
(1)                         Investment September 30,     Cost       Fair        Cost        Fair
Company             Position   Date        2001          Basis      Value       Basis       Value
-------------       --------  ------   ------------      -----      -----       -----       -----

Equity Investments
------------------

Medical/Biotechnology
---------------------
46.3% and 57.4% at September 30, 2001 and December 31, 2000, respectively
-------------------------------------------------------------------------
Acusphere, Inc.    Preferred   1995-
 (a)               shares      1997      340,635   $  706,251 $  970,810  $  706,251  $  970,810
Curis, Inc.        Common
                   shares      2000           --           --         --      27,033      20,528
Prolinx, Inc.      Preferred
 (a)               shares      2001       30,394       27,355     13,677     688,461     621,924
Prolinx, Inc.      Common      1995-
 (a)               shares      1998      197,436      688,461     88,846          --          --
Prolinx, Inc.      Convertible
 (a)               note        2000           --           --         --      26,809       9,383
Prolinx, Inc.      Preferred
 (a)               share
                   warrants
                  (terms to be
                   determined) 2001                       293          0          --          --
                                                    ---------  ---------   ---------   ---------
                                                    1,422,360  1,073,333   1,448,554   1,622,645
                                                    ---------  ---------   ---------   ---------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Medical/Diagnostic Equipment
----------------------------
85.1% and 51.4% at September 30, 2001 and December 31, 2000, respectively
-------------------------------------------------------------------------
Endocare, Inc.     Common      1996-
 (b)               shares      2000      182,400      556,000  1,601,472     556,000   1,162,800
LifeCell           Preferred   1996-
 Corporation       shares (2)  2000        2,826      247,500    174,755     247,500     141,137
LifeCell           Common
 Corporation       share
                   warrant at
                   $4.13;
                   expiring
                   2001        1996       56,451        2,500          0       2,500           0
R2 Technology,     Preferred   1994-
 Inc. (a)          shares      1996      117,134      134,268    197,820     134,268     148,364
                                                    ---------  ---------   ---------   ---------
                                                      940,268  1,974,047     940,268   1,452,301
                                                    ---------  ---------   ---------   ---------

Health Information Systems
--------------------------
0.9% and 1.4% at September 30, 2001 and December 31, 2000, respectively
-----------------------------------------------------------------------
Adesso Healthcare
 Technology
 Services, Inc.    Preferred   1997-
 (a) (b)           shares      2000           --           --         --     131,048           0
Adesso Healthcare
 Technology
 Services, Inc.    Convertible
 (a) (b)           note        2000           --           --         --      30,128      22,596

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

CareCentric        Common
 Solutions, Inc.   shares      1999       11,839       94,899     20,126      94,899      15,898
                                                    ---------  ---------   ---------   ---------
                                                       94,899     20,126     256,075      38,494
                                                    ---------  ---------   ---------   ---------

Pharmaceuticals
---------------
0.0% and 3.2% at September 30, 2001 and December 31, 2000, respectively
-----------------------------------------------------------------------
Axys
 Pharmaceuticals,  Common
 Inc.              shares      2000           --           --         --      47,000      56,250
Periodontix,       Preferred   1993-
 Inc. (a)          shares      1996      167,000      234,000          0     234,000      35,100
                                                    ---------  ---------   ---------   ---------
                                                      234,000          0     281,000      91,350
                                                    ---------  ---------   ---------   ---------

Environmental
-------------
0.0% and 0.1% at September 30, 2001 and December 31, 2000, respectively
-----------------------------------------------------------------------
Triangle
 Biomedical
 Sciences,         Common
 Inc. (a)          shares      1999          366       10,248      1,025      10,248       3,587
Triangle           Common
 Biomedical        share
 Sciences,         warrant
 Inc. (a)          at $28.00;
                   expiring
                   2009        1999          366          366         37         366         128
                                                    ---------  ---------   ---------   ---------
                                                       10,614      1,062      10,614       3,715
                                                    ---------  ---------   ---------   ---------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Venture Capital Limited Partnership Investments
-----------------------------------------------
7.0% and 9.5% at September 30, 2001 and December 31, 2000, respectively
-----------------------------------------------------------------------
Medical Science    Limited
 Partners II, L.P. Partnership
 (a)               Interests   various  $250,000       50,670    161,378     178,435     267,849
                                                    ---------  ---------   ---------   ---------
                                                       50,670    161,378     178,435     267,849
                                                    ---------  ---------   ---------   ---------
Total equity investments-139.3% and 123.0%
 at September 30, 2001 and December 31, 2000,
 respectively                                      $2,752,811 $3,229,946  $3,114,946  $3,476,354
                                                    =========  =========   =========   =========

Legend and footnotes:

 --   No investment held at end of period.
 0    Investment active with a carrying value or fair value of zero.

(a) Equity security acquired in a private placement transaction; resale may be subject to certain selling restrictions.
(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain selling restrictions.
(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at September 30, 2001 and December 31, 2000.
(2) The Partnership has no income-producing equity investments except for LifeCell Corporation
Preferred shares.








The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                                      For the Three Months      For the Nine Months
                                                      ended September 30,       ended September 30,
                                                      --------------------      -------------------
                                                        2001         2000        2001         2000
                                                       ------       ------      ------       ------
Investment income:
 Interest income                                    $     508    $      --   $   2,897  $        --
 Dividend income                                           97           79         198        8,045
                                                      -------     --------     -------    ---------
  Total investment income                                 605           79       3,095        8,045

Investment expenses:
 Management fees                                       35,684       39,649     112,339      118,947
 Individual General Partners' compensation              9,623        5,717      29,580       22,539
 Administrative and investor services                  55,383       43,217     156,137      110,857
 Investment operations                                  6,795        7,709      29,513       53,339
 Professional fees                                     11,946       20,923      58,852       55,772
 Computer services                                     15,347       11,468      41,789       29,761
 Interest expense                                      13,697          164      20,594        3,936
                                                      -------     --------     -------    ---------
  Total investment expenses                           148,475      128,847     448,804      395,151
                                                      -------     --------     -------    ---------
Net investment loss                                  (147,870)    (128,768)   (445,709)    (387,106)
                                                      -------     --------     -------    ---------

Net realized (loss) gain from sales of equity
 investments                                          (16,411)      62,087     (16,411)      61,319
Net realized loss on equity investment write offs    (162,925)          --    (162,925)          --
                                                      -------     --------     -------    ---------
Net realized (loss) income                           (179,336)      62,087    (179,336)      61,319
                                                      -------     --------     -------    ---------
Net increase (decrease) in unrealized
  appreciation of equity investments                  236,101       56,852     115,727   (1,138,468)
                                                      -------     --------     -------    ---------
Net decrease in partners'
  capital resulting from operations                 $ (91,105)   $  (9,829)  $(509,318) $(1,464,255)
                                                      =======     ========     =======    =========

STATEMENTS OF OPERATIONS (unaudited) (continued)
-----------------------------------------------

Net decrease in partners' capital
  resulting from operations per Unit                $   (1.14)   $   (0.12)  $   (6.33) $    (18.18)
                                                      =======     ========     =======    =========


































The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                    For the Nine Months Ended September 30,
                                   ----------------------------------------
                                               2001             2000
                                              ------           ------
Net decrease in partners'
 capital resulting from operations        $  (509,318)     $(1,464,255)

Adjustments to reconcile net decrease
 in partners' capital resulting
 from operations to net cash used by
 operating activities:
  Net (increase) decrease in unrealized
   appreciation of equity investments        (115,727)       1,138,468
  Net realized loss (gain) from sales of
   equity investments                          16,411          (61,319)
  Net realized loss from investment
   write offs                                 162,925               --
  Increase in accrued interest on
   notes receivable                            (2,587)              --
  (Decrease) increase in accounts
   payable and accrued expenses               (15,498)           4,416
  (Decrease) increase in due to related
   parties                                   (604,358)         214,269
  Other changes, net                             (356)            (774)
                                            ---------        ---------
  Net cash used by operating activities    (1,068,508)        (169,195)
                                            ---------        ---------
Cash flows from investing activities:
 Proceeds from the sales of equity
  investments                                 185,386           47,678
 Distributions from venture capital
  limited partnership investments                  --           20,864
 Purchase of equity investments                    --          (31,046)
                                            ---------        ---------
  Net cash provided by investing activities   185,386           37,496
                                            ---------        ---------
Cash flows from financing activities:
 Proceeds from (repayments of) short-term
  borrowings, net                             970,593           (2,646)
                                            ---------        ---------
  Net cash provided (used) by financing
   activities                                 970,593           (2,646)
                                            ---------        ---------
Net increase (decrease) in cash and
 cash equivalents                              87,471         (134,345)
Cash and cash equivalents at beginning
 of year                                       36,945          175,990
                                            ---------        ---------
Cash and cash equivalents at September 30  $  124,416      $    41,645
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

2.     Future of Partnership Operations
       --------------------------------

The General Partners have made loans to the Partnership to finance its recurring losses from on-going operations and have arranged broker loans on conventional terms secured by the publicly-traded shares owned by the Partnership. Without such loans the Partnership would have been required to liquidate additional investments. The Partnership Agreement provides that the Partnership will terminate December 31, 2002, unless extended for two additional two-year periods by the Individual General Partners. In June 2001, the Individual General Partners directed the Managing General Partners to proceed with the earliest reasonable termination of the Partnership after assessing the potential return on the Partnership's investments in relation to the costs of continued operation. The Managing General Partners are currently exploring alternatives for termination of the Partnership and the liquidation of its investments. There is no ready market for many of the Partnership's investments. The fair value of the Partnership's investments at September 30, 2001 may differ significantly from a value that would have been used had the ultimate proceeds from the liquidation of the investments been known.

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

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at September 30, 2001 and December 31, 2000, was $2,877,811 and $3,187,729, respectively.
At September 30, 2001 and December 31, 2000, gross unrealized appreciation and depreciation on investments based on cost for federal income tax purposes were as follows:

                                         September 30,     December 31,
                                             2001               2000
                                        ------------       ------------
Unrealized appreciation                  $ 1,495,221        $1,068,550
Unrealized depreciation                   (1,143,086)         (779,925)
                                           ---------         ---------
Net unrealized appreciation              $   352,135        $  288,625
                                           =========         =========

4.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 2001 and 2000, were as follows:

                                               2001              2000
                                              ------            ------
Management fees                              $112,339         $118,947
Individual General Partners' compensation      29,580           22,539
Reimbursable operating expenses               183,886          133,903


Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. Amounts due to related parties for such expenses were $23,239 and $520,544 at September 30, 2001 and December 31, 2000, respectively.

Management fees due to the Managing General Partners were $11,895 and $118,948 at September 30, 2001 and December 31, 2000, respectively, and were included in due to related parties.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based on their proportionate investments in the portfolio company. At September 30, 2001, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc. options with a fair value of $207,619.

5.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

Marketable equity securities had aggregate costs of $344,900 and $395,208 at September 30, 2001 and December 31, 2000, respectively, and aggregate fair values of $194,881 and $233,301 at September 30, 2001 and December 31, 2000, respectively. The net unrealized losses at September 30, 2001 and December 31, 2000, included gross gains of $0 and $9,250, respectively.

Restricted Securities
---------------------

At September 30, 2001 and December 31, 2000, restricted securities had aggregate fair values of $3,035,065 and $3,243,053, respectively, representing 131 percent and 115 percent, respectively, of the net assets of the Partnership.

Adesso Healthcare Technology Services, Inc.
-------------------------------------------

The company ceased operations during the quarter and the Partnership is not expecting any returns on it investments. Preferred shares and convertible notes totaling $162,925 were written off as of September 30, 2001.

Axys Pharmaceuticals, Inc.
--------------------------

In September 2001, the Partnership sold 10,000 common shares in the company for proceeds of $34,394 and realized a loss of $12,606.

Curis, Inc.
-----------

In September 2001, the Partnership sold 2,313 common shares in the company for proceeds of $13,762 and realized a loss of $13,271.

deCODE Genetics, Inc.
---------------------

In September 2001, the Partnership sold 4,887 common shares in the company for proceeds of $35,039 and realized a loss of $8,944.

Inspire Pharmaceuticals, Inc.
-----------------------------

In September 2001, the Partnership sold 9,309 common shares in the company for proceeds of $102,191 and realized a gain of $18,410.

Periodontix, Inc.
-----------------

The assets of the company have been acquired by Demegen, Inc. effective July 16, 2001. The Partnership is not expecting to receive any return on its investment.

Prolinx, Inc.
-------------

In May 2001, the company recapitalized and the Partnership's Preferred shares were converted into 197,436 common shares. The Partnership also converted a note, together with interest, totaling $27,355 into 30,394 Series A Preferred shares in conjunction with the recapitalization.

Venture Capital Limited Partnership Investments
-----------------------------------------------

In March and April 2001, the Partnership received stock distributions of deCODE Genetics, Inc. and Inspire Pharmaceuticals, Inc. with fair market values of $43,983 and $83,781, respectively. These distributions were recorded as a return of capital.

In the nine months ended September 30, 2001, the Partnership recorded a $21,294 increase in fair value as a result of a net increase in the fair value of the underlying investments of the partnership, partially offset by decreases due to the above distributions.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly-traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2000 Form 10-K.

Subsequent Events
-----------------

Subsequent to September 30, 2001, the Partnership sold its entire investment in CareCentric Solutions, Inc. for proceeds of $12,444 and realized a loss of $82,455.

The fair value of the Partnership's investment in Endocare, Inc. increased by $282,720 as a result of an increase in the publicly traded market price on November 6, 2001.

6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at September 30, 2001 and December 31, 2000 consisted of:

                                               2001           2000
                                              ------         ------
Demand accounts                              $124,341       $36,873
Money market accounts                              75            72
                                              -------        ------
     Total                                   $124,416       $36,945
                                              =======        ======

7.     Short-Term Borrowings
       ---------------------

The Partnership has a borrowing account with a financial institution. At September 30, 2001, the borrowing capacity of this account, which fluctuates based on the market value of the Partnership's Endocare shares pledged as collateral, was $1,281,178 and the outstanding balance was $970,593. The weighted-average interest rate for the nine months ended September 30, 2001 was 6.32 percent. Interest expense totaled $20,594 for the nine months ended September 30, 2001. At November 6, 2001, the borrowing capacity was $1,507,354 and the outstanding balance was $938,624.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The General Partners have made loans to the Partnership to finance its recurring losses from on-going operations and have arranged broker loans on conventional terms secured by the publicly-traded shares owned by the Partnership. Without such loans the Partnership would have been required to liquidate additional investments. The Partnership Agreement provides that the Partnership will terminate December 31, 2002, unless extended for two additional two-year periods by the Individual General Partners. In September 2001, the Individual General Partners directed the Managing General Partners to proceed with the earliest reasonable termination of the Partnership after assessing the potential return on the Partnership's investments in relation to the costs of continued operation. The Managing General Partners are currently exploring alternatives for termination of the Partnership and the liquidation of its investments. There is no ready market for many of the Partnership's investments. The fair value of the Partnership's investments at September 30, 2001 may differ significantly from a value that would have been used had the ultimate proceeds from the liquidation of the investments been known.

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

During the nine months ended September 30, 2001, net cash used by operating activities totaled $1,068,508 The Partnership paid management fees of $219,392 to the Managing General Partners and reimbursed related parties for investment expenses of $681,191. In addition, $29,580 was paid to the Individual General Partners as compensation for their services. The Partnership paid other investment expenses of $138,853. Interest and dividend income of $508 was received.

During the nine months ended September 30, 2001, proceeds from equity investment sales were $185,386 and proceeds from short-term borrowings totaled $970,593. At September 30, 2001, the Partnership had no unfunded commitments.

The Partnership has a borrowing account with a financial institution. At September 30, 2001, the borrowing capacity of this account, which fluctuates based on the market value of the Partnership's Endocare shares pledged as collateral, was $1,281,178 and the outstanding balance was $970,593. The weighted-average interest rate for the nine months ended September 30, 2001 was 6.32 percent. Interest expense totaled $20,594 for the nine months ended September 30, 2001. At November 6, 2001, the borrowing capacity was $1,507,354 and the outstanding balance was $938,624.

Cash and cash equivalents at September 30, 2001, were $124,416.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in partners' capital resulting from operations was $91,105 for the quarter ended September 30, 2001, compared to a net decrease in partners' capital resulting from operations of $9,829 for the same period in 2000.

Net unrealized appreciation on equity investments was $477,135 and $241,034 at September 30 and June 30, 2001, respectively. During the quarter ended September 30, 2001, the Partnership recorded an increase in net unrealized appreciation on equity investments of $236,101 compared to an increase in unrealized appreciation of $56,852 during the quarter ended September 30, 2000. The change in 2001 was primarily attributable to an increase in the publicly traded market price of Endocare, Inc. and the write off of Adesso Healthcare Technology Services, Inc. The increase in net unrealized appreciation on investments for the quarter ended September 30, 2000 was primarily due to increases in the values of portfolio companies in the biotechnology industry offset by decreases in the medical/diagnostic equipment industry.

Total investment expenses were $148,475 for the quarter ended September 30, 2001, compared to $128,847 for the same period in 2000. The increase is primarily attributable to increased administrative and investor services activity and increased interest expense.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current nine months compared to corresponding nine months in the preceding
--------------------------------------------------------------------------
year
----

Net decrease in partners' capital resulting from operations was $509,318 for the nine months ended September 30, 2001, compared to a net decrease in partners' capital resulting from operations of $1,464,255 for the same period in 2000.

Net unrealized appreciation on equity investments was $477,135 and $361,408 at September 30, 2001 and December 31, 2000, respectively. During the nine months ended September 30, 2001, the Partnership recorded an increase in net unrealized appreciation on equity investments of $115,727 compared to a decrease in unrealized appreciation of $1,138,468 for the nine months ended September 30, 2000. The change in 2001 was primarily attributable to an increase in the publicly traded price of Endocare, Inc. and the write off of Adesso Healthcare Technology Services, Inc., partially offset by a decrease in the fair value of Prolinx, Inc., a private portfolio company in the biotechnology industry. The decrease in net unrealized appreciation on investments for the quarter ended September 30, 2000 was primarily due to decreases in the market prices of publicly traded securities and in the fair value of privately held portfolio companies.

Total investment expenses were $448,804 for the nine months ended September 30, 2001, compared to $395,151 for the same period in 2000. The increase is primarily attributable to increased administrative and investor services activity and increased interest expense, partially offset by decreased investment operations activity.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended September 30, 2001.

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


                      TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.


                           By:  TECHNOLOGY FUNDING INC.
                                TECHNOLOGY FUNDING LTD.
                                Managing General Partners




Date:  November 8, 2001   By:    /s/Charles R. Kokesh
                                ---------------------
                                   Charles R. Kokesh
                                   President, Chief Executive Officer,
                                   Chief Financial Officer and
                                   Chairman of Technology Funding Inc.
                                   and Managing General Partner of
                                   Technology Funding Ltd.