Form 10-K
period 2001-12-31
TECHNOLOGY FUNDING MEDICAL PARTNERS I L P
filed 2002-03-22
CIK 893755

                           UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                             FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

            For The Fiscal Year Ended December 31, 2001

                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                   Commission File No. 814-124

           TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.
           -------------------------------------------
         (Exact name of Registrant as specified in its charter)

          DELAWARE                            94-3166762
-------------------------------    ------------------------------
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)      Identification No.)

1035 Suncast Lane, Suite 122
El Dorado Hills, California                                95762
---------------------------------------                  --------
(Address of principal executive offices)               (Zip Code)

                          (916) 941-7550
         --------------------------------------------------
        (Registrant's telephone number, including area code)


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

Technology Funding Medical Partners I, L.P. (the Partnership or the Registrant) is a limited partnership organized under the laws of the State of Delaware on September 3, 1992. For the period from September 3, 1992, through May 3, 1993, the Partnership was inactive. The Partnership's registration statement was declared effective by the Securities and Exchange Commission on May 3, 1993, and the Partnership began selling Units of limited partnership interest (Units) in May 1993. On October 8, 1993, the minimum number of Units required to commence Partnership operations (12,000) had been sold. The offering terminated with 79,716 Units sold on May 3, 1995. The Partnership's original contributed capital was $7,937,676, consisting of $7,929,744 from Limited Partners for 79,716 Units and $7,932 from the General Partners, Technology Funding Ltd.
(TFL) and Technology Funding Inc. (TFI). The General Partners do not own any Units.

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

The Partnership has elected to be a business development company under the Investment Company Act of 1940, as amended (the Act), and operates as a non-diversified investment company, as defined in the Act. The Partnership Agreement provides that the Partnership will terminate December 31, 2002, subject to the right of the Individual General Partners to extend the term for up to two additional two-year periods.

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

There were no matters submitted to a vote of the limited partners during 2001.


PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
------   -------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

        (a) There is no established public trading market for the Units.

        (b) At December 31, 2001, there were 841 record holders of Units.

        (c) The Registrant, being a partnership, does not pay dividends. Distributions of cash and securities, however, may be made to the partners in the Partnership pursuant to the Registrant's Partnership
            Agreement.


Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                              For the Years Ended and As of December 31,
                                       -------------------------------------------------------
                                       2001          2000        1999         1998        1997
                                      ------        ------      ------       ------      ------


Interest income                   $    3,538   $       114   $        3  $       693  $   73,349
Dividend income                          198         8,093       15,953       15,967         136
Net investment loss                 (598,897)     (690,329)    (539,268)    (599,338)   (480,820)
Net realized gain (loss) from
 sales of equity investments       2,642,536        17,364       94,817     (331,660)      1,168
Realized losses from
 impairment write-downs             (162,925)     (300,000)          --     (299,280)         --
Recoveries from investments
 previously written off               87,223            --           --           --          --
Net (decrease) increase in
 unrealized appreciation of
 equity investments                 (794,482)   (1,818,021)     716,138       (7,477)  1,101,284
Net increase (decrease)
 in partners' capital resulting
 from operations                   1,173,455    (2,790,986)     271,687   (1,237,755)    621,632
Net increase (decrease) in
 partners' capital resulting from
 operations per Unit (1)               14.26        (34.66)        3.30       (15.37)      (7.66)
Total assets                       4,046,194     3,514,513    5,693,057    5,672,957   6,646,391

(1) See Notes 1 and 4 to the Financial Statements for a description of the method of calculation of net increase (decrease) in partners' capital resulting from operations per Unit.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
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

During the year ended December 31, 2001, net cash used by operating activities totaled $1,243,100. The Partnership paid management fees of $255,077 to the Managing General Partners and reimbursed related parties for operating expenses of $761,784. In addition, $38,096 was paid to the Individual General Partners as compensation for their services. The Partnership paid other operating expenses of $157,133 and interest on borrowings of $32,159 and received $1,149 in interest and dividend income. During the year ended December 31, 2001, proceeds from sales of equity investments totaled $3,497,732 and recoveries from investments previously written off provided cash of $87,223.
Cash and cash equivalents at December 31, 2001 were $2,378,800. Cash reserves, and future proceeds from investment sales are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

2001 compared to 2000
---------------------

The net increase in partners' capital resulting from operations was $1,173,455 for the year ended December 31, 2001, as compared to a net decrease in partners' capital resulting from operations of $2,790,986 for the year ended December 31, 2000. The change was primarily due to an increase in net gains from sales of equity investments, a decrease in unrealized depreciation on equity investments, a decrease in realized losses from impairment write-downs on investments, decreased operating expenses and an increase in recoveries from investments previously written off.

Net realized gains from sales of equity investments totaled $2,642,536 and $17,364 for the years ended December 31, 2001 and 2000, respectively. The 2001 gain is attributable to the sale of the Partnership's entire investments in Endocare, Inc., CareCentric Solutions, Inc. and other smaller holdings in accordance with the directive of the Individual General Partners in September 2001 to proceed with the earliest reasonable termination of the Partnership.

Unrealized depreciation on equity investments was $433,074 at December 31, 2001 and unrealized appreciation on equity investments was $361,408 at December 31, 2000. During the year ended December 31, 2001, the Partnership recorded a decrease in net unrealized appreciation on equity investments of $794,482 compared to a decrease of $1,818,021 during 2000. The 2001 decrease was primarily due to the sale of the Partnership's entire investment in Endocare, Inc. and unfavorable events and market conditions for a portfolio company in the biotechnology industry. The 2000 decrease was primarily attributable to decreases in the value of the Partnership's marketable equity securities and the fair value of the Partnership's investments in restricted securities.

During the years ended December 31, 2001 and 2000, the Partnership recorded realized losses from impairment write-downs of $162,925 and $300,000, respectively. The loss in 2001 represents the Partnership's total investment in Adesso Healthcare Technology, Inc. Adesso ceased operations in the third quarter of 2001. The loss in 2000 represents the Partnership's total investment in Biex, Inc. Biex, Inc. suspended operations in November 2000 after it was unable to obtain additional funding.

Investment expenses were $602,633 and $698,536 for the years ended December 31, 2001 and 2000, respectively. In 2000, the Managing General Partners billed the Partnership $158,179 for operating expenses relating to prior years that had not been fully recovered as permitted by the Partnership Agreement. If these expenses had been billed in prior years, investment expenses for 2000 would have been $540,357. The increase is primarily due to increased interest expense and increased administrative and investor services.

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

Unrealized appreciation on equity investments was $361,408 and $2,179,429 at December 31, 2000 and 1999, respectively. During the year ended December 31, 2000, the Partnership recorded a decrease in net unrealized appreciation on equity investments of $1,818,021 compared to an increase of $716,138 during 1999. The 2000 decrease was primarily due to decreases in the value of the Partnership's marketable equity securities and the fair value of the Partnership's investments in restricted securities.

During the year ended 2000, the Partnership recorded realized losses from impairment write-downs on investments of $300,000, which represents the Partnership's total investment in Biex, Inc. Biex, Inc. suspended operations in November 2000 after it was unable to obtain additional funding. There were no impairment write-downs in 1999.

Investment expenses were $698,536 and $555,224 for the years ended December 31, 2000 and 1999, respectively. At a meeting on December 8, 2000, the Limited Partners approved an amendment to the Partnership Agreement which removed the limit on reimbursement of operational costs effective January 1, 2000. If the amendment had not been approved, expenses in excess of the limitation would have been $163,344 in 2000. In 2000, the Managing General Partners billed the Partnership an additional $158,179 for operating expenses relating to prior years that had not been fully recovered as permitted by the Partnership Agreement. If these expenses had been billed in prior years, investment expenses for 2000 and 1999 would have been $540,357 and $598,001, respectively. On December 8, 2000, the Limited Partners of the Partnership approved an amendment to the Partnership Agreement so that the salary and benefits of a controlling person of a Managing General Partner directly involved in carrying out the business of the Partnership are expenses of the Partnership. This resulted in additional operating expenses in 2000 of $6,193.

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


Item 8.  FINANCIAL STATEMENTS
------   --------------------

The financial statements of the Registrant are set forth in Item
14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------   -----------------------------------------------------------
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


Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 2001, the Partnership incurred $148,024 in management fees. The fees are designed to compensate the Managing General Partners for general partner overhead incurred in performing management duties for the Partnership. General partner overhead (as defined in the Partnership Agreement) includes the General Partners' share of rent, utilities, property taxes and the cost of capital equipment and the general and administrative expenses paid by the Managing General Partners in performing their obligations to the Partnership. As compensation for their services, the Individual General Partners each receive $6,000 annually, plus $1,000 and related expenses for each attended meeting of the Individual General Partners or committees thereof. For the year ended December 31, 2001, $38,096 of such fees were paid.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------  ---------------------------------------------------
MANAGEMENT
----------

Not applicable. No Limited Partner beneficially holds more than 5 percent of the aggregate number of Units held by all Limited Partners, and neither the General Partners nor any of their officers, directors or partners own any Units. The three Individual General Partners each own 20 Units. The Individual General Partners control the affairs of the Partnership pursuant to the Partnership Agreement.



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

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
-------  ------------------------------------------------------
         FORM 8-K
         --------

         (a)  List of Documents filed as part of this Annual Report on Form
10-K

             (1)  Financial Statements - the following financial
                   statements are filed as a part of this Report:

                   Report of Independent Public Accountants as of and
                    for the years ended December 31, 2001 and 2000
                   Independent Auditors' Report
                    for the year ended December 31, 1999
                   Balance Sheets as of December 31, 2001 and 2000 Statements of Investments as of
                    December 31, 2001 and 2000
                   Statements of Operations for the years ended
                    December 31, 2001, 2000 and 1999
                   Statements of Partners' Capital for the years ended
                    December 31, 2001, 2000 and 1999
                   Statements of Cash Flows for the years ended
                    December 31, 2001, 2000 and 1999
                   Notes to Financial Statements

             (2)  Financial Statement Schedules

                  All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

             (3)  Exhibits

                  None

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Registrant during the year ended December 31, 2001.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
----------------------------------------





To the Partners of
     Technology Funding Medical Partners I, L.P.:

We have audited the accompanying balance sheets of Technology Funding Medical Partners I, L.P. (a Delaware limited partnership) (the Fund), including the statements of investments, as of December 31, 2001 and 2000, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included physical inspection of securities owned as of December 31, 2001 and 2000. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Medical Partners I, L.P. as of December 31, 2001 and 2000, and the results of its operations, changes in partners' capital, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.







Los Angeles, California                      /S/ARTHUR ANDERSEN LLP
March 15, 2002

                   INDEPENDENT AUDITORS' REPORT
                   ----------------------------





The Partners
Technology Funding Medical Partners I, L.P.:


We have audited the accompanying statements of operations, partners' capital, and cash flows of Technology Funding Medical Partners I, L.P. (a Delaware limited partnership) for the year ended December 31, 1999.
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Technology Funding Medical Partners I, L.P. for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.



Albuquerque, New Mexico                                  /S/KPMG LLP
March 29, 2000

BALANCE SHEETS
--------------

                                                  December 31,
                                              -------------------
                                                2001       2000
                                               ------     ------
ASSETS

Equity investments (cost basis of
 $2,099,412 and $3,114,946 in 2001
 and 2000, respectively)                    $1,666,338  $3,476,354

Cash and cash equivalents                    2,378,800      36,945

Other assets                                     1,056       1,214
                                             ---------   ---------
     Total assets                           $4,046,194  $3,514,513
                                             =========   =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses       $   40,801  $   46,855

Due to related parties                           3,772     639,492
                                             ---------   ---------
     Total liabilities                          44,573     686,347

Commitments and contingencies

Partners' capital
 (79,716 Limited Partner Units
  outstanding)                               4,001,621   2,828,166
                                             ---------   ---------

     Total liabilities and partners'
       capital                              $4,046,194  $3,514,513
                                             =========   =========


The accompanying notes are an integral part of these financial statements

STATEMENTS OF INVESTMENTS
-------------------------

                                        Principal
                                        amount or        December 31, 2001      December 31, 2000
Industry                                shares at        -----------------      -----------------
(1)                         Investment December 31,      Cost       Fair        Cost        Fair
Company             Position   Date        2001          Basis      Value       Basis       Value
-------------       --------  ------   ------------      -----      -----       -----       -----

Equity Investments
------------------

Medical/Biotechnology
---------------------
26.8% and 57.4% at December 31, 2001 and 2000, respectively
-----------------------------------------------------------
Acusphere, Inc.    Preferred   1995-
 (a)               shares      1997      340,635   $  706,251 $  970,810  $  706,251  $  970,810
Curis, Inc.        Common
                   shares      2000           --           --         --      27,033      20,528
Prolinx, Inc.      Preferred
 (a) (b)           shares      2001       30,417       27,355     13,688     688,461     621,924
Prolinx, Inc.      Common      1995-
 (a) (b)           shares      1998      197,436      688,461     88,846          --          --
Prolinx, Inc.      Convertible
 (a) (b)           note        2000           --           --         --      26,809       9,383
Prolinx, Inc.      Preferred
 (a) (b)           share
                   warrants
                   at $.90;
                   expiring
                   2010)       2001        7,416          293          0          --          --
                                                    ---------  ---------   ---------   ---------
                                                    1,422,360  1,073,344   1,448,554   1,622,645
                                                    ---------  ---------   ---------   ---------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Medical/Diagnostic Equipment
----------------------------
10.7% and 51.4% at December 31, 2001 and 2000, respectively
-----------------------------------------------------------
Endocare, Inc.     Common      1996-
                   shares      2000           --           --         --     556,000   1,162,800
LifeCell           Preferred   1996-
 Corporation       shares (2)  2001        2,867      247,500    229,967     247,500     141,137
LifeCell           Common
 Corporation       share
                   warrant at
                   $4.13;
                   expired
                   2001        1996           --           --         --       2,500           0
R2 Technology,     Preferred   1994-
 Inc. (a)          shares      1996      117,134      134,268    197,820     134,268     148,364
                                                    ---------  ---------   ---------   ---------
                                                      381,768    427,787     940,268   1,452,301
                                                    ---------  ---------   ---------   ---------

Health Information Systems
--------------------------
0.0% and 1.4% at December 31, 2001 and 2000, respectively
---------------------------------------------------------
Adesso Healthcare
 Technology
 Services, Inc.    Preferred   1997-
 (a) (b)           shares      2000           --           --         --     131,048           0
Adesso Healthcare
 Technology
 Services, Inc.    Convertible
 (a) (b)           note        2000           --           --         --      30,128      22,596

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

CareCentric        Common
 Solutions, Inc.   shares      1999           --           --         --      94,899      15,898
                                                    ---------  ---------   ---------   ---------
                                                           --         --     256,075      38,494
                                                    ---------  ---------   ---------   ---------

Pharmaceuticals
---------------
0.0% and 3.2% at December 31, 2001 and 2000, respectively
---------------------------------------------------------
Axys
 Pharmaceuticals,  Common
 Inc.              shares      2000           --           --         --      47,000      56,250
Periodontix,       Preferred   1993-
 Inc. (a)          shares      1996      167,000      234,000          0     234,000      35,100
                                                    ---------  ---------   ---------   ---------
                                                      234,000          0     281,000      91,350
                                                    ---------  ---------   ---------   ---------

Environmental
-------------
0.0% and 0.1% at December 31, 2001 and 2000, respectively
---------------------------------------------------------
Triangle
 Biomedical
 Sciences,         Common
 Inc. (a)          shares      1999          366       10,248      1,025      10,248       3,587
Triangle           Common
 Biomedical        share
 Sciences,         warrant
 Inc. (a)          at $28.00;
                   expiring
                   2009        1999          366          366         37         366         128
                                                    ---------  ---------   ---------   ---------
                                                       10,614      1,062      10,614       3,715
                                                    ---------  ---------   ---------   ---------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Venture Capital Limited Partnership Investments
-----------------------------------------------
4.1% and 9.5% at December 31, 2001 and 2000, respectively
---------------------------------------------------------
Medical Science    Limited
 Partners II, L.P. Partnership
 (a)               Interests   various  $250,000       50,670    164,145     178,435     267,849
                                                    ---------  ---------   ---------   ---------
                                                       50,670    164,145     178,435     267,849
                                                    ---------  ---------   ---------   ---------
Total equity investments-41.6% and 123.0%
 at December 31, 2001 and 2000, respectively       $2,099,412 $1,666,338  $3,114,946  $3,476,354
                                                    =========  =========   =========   =========

Legend and footnotes:

 --   No investment held at end of period.
 0    Investment active with a carrying value or fair value of zero.

(a) Equity security acquired in a private placement transaction; resale may be subject to certain selling restrictions.
(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain selling restrictions.
(1) Represents the total fair value of a particular industry segment as a percentage of partners' capital at December 31, 2001 and 2000.
(2) The Partnership has no income-producing equity investments except for LifeCell Corporation
Preferred shares.


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS
------------------------

                                 For the Years Ended December 31,
                               ------------------------------------
                                 2001          2000          1999
                                ------        ------        ------
Investment income:
  Interest income            $    3,538   $       114     $      3
  Dividend income                   198         8,093       15,953
                              ---------     ---------      -------
    Total investment income       3,736         8,207       15,956

Investment expenses:
  Management fees               148,024       158,597      158,597
  Individual General
   Partners' compensation        38,096        35,817       38,323
  Administrative and
   investor services            208,476       171,568      223,119
  Investment operations          34,583       199,446       28,756
  Computer services              54,461        39,158       40,720
  Professional fees              86,834        89,712       43,071
  Interest expense               32,159         4,238       22,638
                              ---------     ---------      -------
    Total investment expenses   602,633       698,536      555,224
                              ---------     ---------      -------
Net investment loss            (598,897)     (690,329)    (539,268)
                              ---------     ---------      -------
Net realized gain from
  sale of equity investments  2,642,536        17,364       94,817
Realized losses from
  impairment write-downs       (162,925)     (300,000)          --
Recoveries from investments
  previously written off         87,223            --           --
                              ---------     ---------      -------
Net realized income (loss)    2,566,834      (282,636)      94,817
                              ---------     ---------      -------
Net (decrease) increase in
  unrealized appreciation
  of equity investments        (794,482)   (1,818,021)     716,138
                              ---------     ---------      -------
Net increase (decrease) in
  partners' capital
  resulting from
  operations                 $1,173,455   $(2,790,986)    $271,687
                              =========     =========      =======
Net increase (decrease) in
  partners' capital
  resulting from
  operations per Unit        $    14.26   $    (34.66)    $   3.30
                              =========     =========      =======

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 2001, 2000 and 1999:

                               Limited       General
                               Partners      Partners        Total
                               --------      --------        -----

Partners' capital,
  January 1, 1999            $5,353,676      $(6,211)    $5,347,465

Net investment loss            (520,302)     (18,966)      (539,268)
Net realized income              91,482        3,335         94,817
Net increase in unrealized
 appreciation                   691,641       24,497        716,138
                              ---------       ------      ---------
Partners' capital,
  December 31, 1999           5,616,497        2,655      5,619,152

Net investment loss            (683,425)      (6,904)      (690,329)
Net realized loss              (279,810)      (2,826)      (282,636)
Net decrease in unrealized
 appreciation                (1,799,841)     (18,180)    (1,818,021)
                              ---------       ------      ---------
Partners' capital,
  December 31, 2000           2,853,421      (25,255)     2,828,166

Net investment loss            (579,880)     (19,017)      (598,897)
Net realized income           2,485,330       81,504      2,566,834
Net decrease in unrealized
 appreciation                  (768,732)     (25,750)      (794,482)
                              ---------       ------      ---------
Partners' capital,
  December 31, 2001          $3,990,139      $11,482     $4,001,621
                              =========       ======      =========


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
------------------------

                                     For the Years Ended December 31,
                                   -----------------------------------
                                    2001           2000          1999
                                   ------         ------        ------
Net increase (decrease) in
 partners' capital resulting
 from operations                $1,173,455   $(2,790,986)   $ 271,687

Adjustments to reconcile net
 increase (decrease) in
 partners' capital resulting
 from operations to net cash
 used by operating activities:
 Net decrease (increase) in
  unrealized appreciation
  of equity investments            794,482     1,818,021     (716,138)
 Net realized gain from
  sales of equity investments   (2,642,536)      (17,364)     (94,817)
 Realized losses from
  impairment write-downs           162,925       300,000           --
 Recoveries from investments
  previously written off           (87,223)           --           --
 (Decrease) increase in accounts
  payable and accrued expenses      (6,054)       11,328       (3,371)
 (Decrease) increase in due to
  related parties                 (635,720)      603,761      (48,426)
 Other changes, net                 (2,429)         (280)        (123)
                                 ---------     ---------      -------
    Net cash used by
     operating activities       (1,243,100)      (75,520)    (591,188)
                                 ---------     ---------      -------
Cash flows from investing
 activities:
 Proceeds from sales of
  equity investments             3,497,732       143,131      966,581
 Purchases of equity
  investments                           --      (224,874)          --
 Recoveries from investments
  previously written off            87,223            --           --
 Distribution from venture
  capital limited partnership
  investment                            --        20,864           --
                                 ---------     ---------      -------
    Net cash provided (used)
     by investing activities     3,584,955       (60,879)     966,581
                                 ---------     ---------      -------

STATEMENTS OF CASH FLOWS (continued)
-----------------------------------
                                     For the Years Ended December 31,
                                   -----------------------------------
                                    2001           2000          1999
                                   ------         ------        ------
Cash flows from financing
 activities:
 Repayment of short-term
  borrowings                            --        (2,646)    (199,790)
                                 ---------     ---------      -------
    Net cash used by
     financing activities               --        (2,646)    (199,790)
                                 ---------     ---------      -------
Net increase (decrease) in
 cash and cash equivalents       2,341,855      (139,045)     175,603

Cash and cash equivalents
 at beginning of year               36,945       175,990          387
                                 ---------     ---------      -------
Cash and cash equivalents
 at end of year                 $2,378,800   $    36,945    $ 175,990
                                 =========     =========      =======



The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.  Summary of Significant Accounting Policies
    ------------------------------------------

Organization
------------

Technology Funding Medical Partners I, L.P. (the Partnership or the Registrant) is a limited partnership organized under the laws of the State of Delaware on September 3, 1992. The purpose of the Partnership is to make venture capital investments in emerging growth companies. The Partnership elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the Act), and operates as a non-diversified investment company, as defined in the Act. The Managing General Partners are Technology Funding Ltd. (TFL), and Technology Funding Inc. (TFI), a wholly owned subsidiary of TFL. There are also three Individual General Partners.

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

Equity Investments
------------------

Investments are carried at fair value.

Under the direction and control of the Individual General Partners, the Managing General Partners are delegated the authority to establish valuation procedures and periodically apply such procedures to the Partnership's investment portfolio. In fulfilling this responsibility, the Managing General Partners periodically update and revise the valuation procedures used to determine fair value in order to reflect new events, changing market conditions, more experience with investee companies or additional information, any of which may require the revision of previous estimating procedures.

Unrestricted publicly traded securities are valued at the closing sales price or bid price that is available on a national securities exchange or over-the-counter market. Valuation discounts of 5 percent to 50 percent are applied to publicly traded securities subject to resale restrictions resulting from Rule 144 or contractual lock-ups, such as those commonly associated with underwriting agreements or knowledge of material non-public information.

The fair value of all other investments is determined in good faith by the Managing General Partners under the delegated authority of the Individual General Partners after consideration of available relevant information. There is no ready market for the Partnership's investments in private companies or unregistered securities of public companies. Fair value is generally defined as the amount the Partnership could reasonably expect to receive for an investment in an orderly disposition based on a current sale. Significant factors considered in the estimation of fair value include the inherent illiquidity of and lack of marketability associated with venture capital investments in private companies or unregistered securities, the investee company's enterprise value established in the last round of venture financing, changes in market conditions since the last round of venture financing or since the last reporting period, the value of a minority interest in the investee company, contractual restrictions on resale typical of venture financing instruments, the investee company's financial position and ability to obtain any necessary additional financing, the investee company's performance as compared to its business plan, and the investee company's progress towards initial public offering. The values determined for the Partnership's investments in these securities are based upon available information at the time the good faith valuations are made and do not necessarily represent the amount which might ultimately be realized, which could be higher or lower than the reported fair value.

At December 31, 2001 and 2000, the investment portfolio included investments totaling $1,272,222 and $1,811,892, respectively, whose fair values were established in good faith by the Managing General in the absence of readily ascertainable market values. In addition, investments in publicly traded securities which have been subjected to a discount for legal or contractual restrictions as determined by the Managing General Partners amounted to $0 and $1,163,312 at December 31, 2001 and 2000, respectively. Because of the inherent uncertainty in the valuation, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

Venture capital limited partnership investments are valued based on the fair value of the underlying investments. Limited partnership distributions that are a return of capital reduce the cost basis of the Partnership's investment. Distributions from limited partnership cumulative earnings are reflected as realized gains by the Partnership.

In the case of an other-than-temporary decline in value below cost basis, an appropriate reduction in the cost basis is recognized as a realized loss with the new cost basis being adjusted to equal the fair value of the investment. Cost basis adjustments are reflected as "Realized losses from impairment write-downs" on the Statements of Operations.

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

Net Increase (Decrease) in Partners' Capital Resulting from Operations
----------------------------------------------------------------------
Per Unit
--------

Net increase (decrease) in partners' capital resulting from operations per Unit is calculated by dividing the weighted average number of Units outstanding of 79,716 for the years ended December 31, 2001, 2000 and 1999, into the total net increase (decrease) in partners' capital resulting from operations allocated to the Limited Partners. The Managing General Partners contributed 0.1 percent of total Limited Partner capital contributions and did not receive any Partnership Units.


Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at December 31, 2001 and 2000, was $2,290,848 and $3,187,729, respectively. At December 31, 2001 and 2000, gross unrealized depreciation and appreciation on investments based on cost for federal income tax purposes were as follows:

                                      December 31,   December 31,
                                          2001           2000
                                      ------------   ------------
Unrealized appreciation                $  386,084     $1,068,550
Unrealized depreciation                (1,010,594)      (779,925)
                                        ---------      ---------
Net unrealized (depreciation)
 appreciation                          $ (624,510)    $  288,625
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

3.  Related Party Transactions
    --------------------------

Included in costs and expenses are related party costs as follows:

                                     For the Years Ended December 31,
                                     -------------------------------
                                       2001       2000        1999
                                      ------     ------      ------

  Management fees                    $148,024   $158,597   $158,597
  Individual General Partners'
   compensation                        38,096     35,817     38,323
  Reimbursable operating expenses:
    Administrative and investor
     services                         150,075     98,363    140,015
    Investment operations              28,581    193,778     24,050
    Computer services                  54,461     39,158     40,720


Management fees are equal to 2 percent of the total Limited Partner capital contributions for the first year of Partnership operations through the sixth year. Beginning in the seventh year (May 2001), management fees declined by 10 percent per year from the initial 2 percent. Management fees compensate the Managing General Partners solely for general partner overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. Management fees due to the Managing General Partners were $11,895 and $118,948 and were included in due to related parties at December 31, 2001 and 2000, respectively.

The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than organizational and offering expenses and general partner overhead) such as administrative and investor services, investment operations, and computer services. Prior to 2000, the Partnership Agreement stated that the Partnership could not reimburse the Managing General Partners for certain operational costs that aggregate more than 3 percent of total Limited Partner capital contributions. On December 8, 2000, the Limited Partners approved an amendment to the Partnership Agreement which removed the limit on reimbursement of operational costs effective January 1, 2000. Amounts due from related parties were $8,123 at December 31, 2001 and amounts due to related parties were $520,544 at December 31, 2000.

The Managing General Partners allocate operating expenses incurred in connection with the business of the Partnership based on employee hours incurred. In 2000, the Managing General Partners billed the Partnership an additional $158,179 for investment management expenses consisting of $42,777 and $115,402 for 1999 and prior years, respectively, that were incurred by the General Partners but not previously billed to the Partnership. Had the additional expenses been billed in prior years, investment expenses would have been $540,357 and $598,001 for 2000 and 1999, respectively.

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

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based on their proportionate investments in the portfolio company. At December 31, 2001, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc. options with a fair value of $213,169.

4.  Allocation of Profits and Losses
    --------------------------------

In accordance with the Partnership Agreement (see Note 1), net profits and losses of the Partnership are allocated based on the beginning-of-the-year partners' capital balances as follows:

   (a)   Profits:

     (i) first, to those partners with deficit capital account balances in proportion to such deficits until the deficits have been eliminated; then

     (ii) second, to the partners as necessary to offset net decrease in partners' capital resulting from operations and sales commissions previously allocated to such partners; then

     (iii) third, 75 percent to the Limited Partners as a group in proportion to the number of Units, 5 percent to the Limited Partners in proportion to the Unit months of each Limited Partner, and 20 percent to the Managing General Partners. Unit months are the number of half months a Unit would be outstanding if held from the date the original holder of such Unit was deemed admitted into the Partnership until the termination of the offering of Units.

   (b)   Losses:

     (i) first, to the partners as necessary to offset net profit previously allocated to the partners under (a)(iii) above plus losses from unaffiliated venture capital limited partnership investments; then

     (ii) 99 percent to the Limited Partners as a group and 1 percent to the Managing General Partners.

Losses allocable to Limited Partners in excess of their capital account balances will be allocated to the Managing General Partners. Net profit thereafter, otherwise allocable to those Limited Partners, would be allocated to the Managing General Partners to the extent of such losses.

As indicated above, losses from unaffiliated venture capital limited partnership investments are allocated pursuant to section (b). Gains are allocated 99 percent to Limited Partners and 1 percent to the Managing General Partners.

In no event shall the General Partners' interest in profits and losses be less than 1 percent.

5.  Equity Investments
    ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners. See Note 1--Equity Investments.

Marketable Equity Securities
----------------------------

At December 31, 2001 and 2000, marketable equity securities had an aggregate cost of $247,504 and $395,208, respectively, and an aggregate fair value of $229,971 and $233,301, respectively. The unrealized loss at December 31, 2001 and 2000, included gross gains of $0 and $9,250, respectively.

Restricted Securities
---------------------

At December 31, 2001 and 2000, restricted securities had aggregate fair values of $1,436,367 and $3,243,053, respectively, representing 35.9 percent and 114.7 percent, respectively, of the net assets of the Partnership.

Significant purchases and sales of investments during the year ended December 31, 2001 are as follows:

Adesso Healthcare Technology Services, Inc.
-------------------------------------------

The company ceased operations during the third quarter of 2001 and the Partnership is not expecting any returns on its investments. Preferred shares and convertible notes totaling $162,925 were written off as of September 30, 2001.

Axys Pharmaceuticals, Inc.
--------------------------

In September 2001, the Partnership sold 10,000 common shares in the company for proceeds of $34,394 and realized a loss of $12,606.


CareCentric Solutions, Inc.
---------------------------

In November 2001, the Partnership sold 11,839 common shares in the company for proceeds of $12,444 and realized a loss of $82,455.

Curis, Inc.
-----------

In September 2001, the Partnership sold 2,313 common shares in the company for proceeds of $13,762 and realized a loss of $13,271.

deCODE Genetics, Inc.
---------------------

In September 2001, the Partnership sold 4,887 common shares in the company for proceeds of $35,039 and realized a loss of $8,944.

Endocare, Inc.
--------------

In December 2001, the Partnership sold 182,400 common shares for proceeds of $3,299,902 and realized a gain of $2,743,902.

Inspire Pharmaceuticals, Inc.
-----------------------------

In September 2001, the Partnership sold 9,309 common shares in the company for proceeds of $102,191 and realized a gain of $18,410.

Periodontix, Inc.
-----------------

The assets of the company have been acquired by Demegen, Inc. effective July 16, 2001; the purchase price is payable in stock over an extended period of time. Based on the December 31, 2001 closing stock price of Demegen, the current fair value of the Partnership's investment in the company is $0.

Prolinx, Inc.
-------------

In May 2001, the company recapitalized and the Partnership's Preferred shares were converted into 197,436 common shares. The Partnership also converted a note, together with interest, totaling $27,355 into 30,417 Series A Preferred shares in conjunction with the recapitalization.

R2 Technology, Inc.
-------------------

The company filed an S-1 Registration Statement in December 2001.

Venture Capital Limited Partnership Investments
-----------------------------------------------

During 2001, the Partnership received stock distributions of deCODE Genetics, Inc. and Inspire Pharmaceuticals, Inc. with fair market values totaling $127,765. These distributions were recorded as a return of capital.

In the year ended December 31, 2001, the Partnership recorded a $24,061 increase in fair value as a result of a net increase in the fair value of the underlying investments of the partnership, partially offset by decreases due to the above distributions.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly-traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements.


6.  Net (Decrease) Increase in Unrealized Appreciation of Equity
    ------------------------------------------------------------
    Investments
    -----------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations include a line item entitled "Net (decrease) increase in unrealized appreciation of equity investments." The table below discloses details of the changes:

                                 For the Years Ended December 31,
                               ------------------------------------
                                 2001          2000          1999
                               --------      --------      --------

Unrealized (depreciation)
 appreciation from cost
 of marketable equity
 securities                 $   (17,533)   $  (161,907)  $1,134,112

Unrealized (depreciation)
 appreciation from cost of
 non-marketable equity
 securities                    (415,541)       523,315    1,045,317
                              ---------      ---------    ---------
Unrealized (depreciation)
 appreciation from cost at
 end of year                   (433,074)       361,408    2,179,429

Unrealized appreciation from
 cost at beginning of year      361,408      2,179,429    1,463,291
                              ---------      ---------    ---------
Net (decrease) increase in
 unrealized appreciation
 of equity investments      $  (794,482)   $(1,818,021)  $  716,138
                              =========      =========    =========


7.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at December 31, 2001 and 2000, consisted of:

                                             2001         2000
                                            ------       ------
Demand accounts                         $   13,501      $36,873
Money-market accounts                    2,365,299           72
                                         ---------       ------
  Total                                 $2,378,800      $36,945
                                    =========       ======

8.   Short-Term Borrowings
    ---------------------

The Partnership had a borrowing account with a financial institution which was secured by the Partnership's Endocare shares. The outstanding balance of $932,778 was repaid upon the sale of these shares in December 2001. The weighted-average interest rate for the year ended December 31, 2001 was
6.29 percent. Interest expense totaled $32,159 for the year ended December 31, 2001.

9.  Commitments and Contingencies
    -----------------------------

The Partnership is a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At December 31, 2001, there were no unfunded investment commitments to portfolio companies and venture capital limited partnerships.

The Partnership is involved in various claims and legal actions incident to its operations, which in the opinion of the Managing General Partners, based upon advice of counsel, will not materially affect the financial position or results of operations of the Partnership.


10. Financial Highlights
    --------------------

                                  For The Years Ended December 31,
                                 -----------------------------------
                                  2001           2000          1999
                                 ------         ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period              $35.79        $70.45       $67.15

Income (loss) from investment
 operations:
  Net investment loss              (7.27)        (8.57)       (6.52)
  Net realized and unrealized
   gain (loss) on investments      21.53        (26.09)        9.82
                                  ------        ------       ------
  Total from investment
   operations                      14.26        (34.66)        3.30
                                  ------        ------       ------
Net asset value, end of period    $50.05        $35.79       $70.45
                                  ======        ======       ======


Total Return                       39.84%      (49.20)%        4.91%

Ratios to average net assets:

 Net investment income (loss)     (16.95)%      (16.14)%      (9.49)%

 Expenses                          17.61%        16.49%       10.12%


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


                      TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.

                           By:  TECHNOLOGY FUNDING INC.
                                TECHNOLOGY FUNDING LTD.
                                Managing General Partners

Date:  March 20, 2002      By:  /s/Charles R. Kokesh
                                ---------------------
                                   Charles R. Kokesh
                                   President, Chief Executive Officer,
                                   Chief Financial Officer and Chairman of
                                   Technology Funding Inc. and
                                   Managing General Partner of
                                   Technology Funding Ltd.


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature         Capacity                   Date
          ---------         --------                   ----

 /s/Charles R. Kokesh      President, Chief        March 20, 2002
------------------------   Executive Officer,
    Charles R. Kokesh      Chief Financial
                           Officer and Chairman of
                           Technology Funding Inc.
                           and Managing General
                           Partner of Technology
                           Funding Ltd.


The above represents a majority of the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.