Form 10-Q
period 2002-03-31
TECHNOLOGY FUNDING MEDICAL PARTNERS I L P
filed 2002-05-15
CIK 893755

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2002

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 814-124

                TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.
                -------------------------------------------
            (Exact name of Registrant as specified in its charter)

          Delaware                            94-3166762
-------------------------------     ---------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

   1107 Investment Blvd., Suite 180
   Eldorado Hills, California                                   95762
---------------------------------------                       --------
(Address of principal executive offices)                     (Zip Code)

                              (916) 941-1400
         --------------------------------------------------
        (Registrant's telephone number, including area code)


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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                     (unaudited)
                                       March 31,         December 31,
                                         2002               2001
                                     ------------       ------------
ASSETS

Equity investments (cost of
 $2,099,412 in 2002 and 2001)         $1,794,742        $1,666,338
Cash and cash equivalents              2,195,490         2,378,800
Due from related parties                  25,139                --
Other assets                                 639             1,056
                                       ---------         ---------
     Total assets                     $4,016,010        $4,046,194
                                       =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses $   29,691        $   40,801
Due to related parties                        --             3,772
                                       ---------         ---------
     Total liabilities                    29,691            44,573

Commitments and contingencies

Partners' capital
 (79,716 Limited Partner Units
  outstanding)                         3,974,990         3,990,139
 General Partners                         11,329            11,482
                                       ---------         ---------
     Total partners' capital           3,986,319         4,001,621
                                       ---------         ---------
     Total liabilities and
       partners' capital              $4,016,010        $4,046,194
                                       =========         =========








The accompanying notes are an integral part of these financial statements.

STATEMENTS OF INVESTMENTS
-------------------------

                                        Principal
                                        amount or        March 31, 2002         December 31, 2001
Industry                                shares at        -----------------      -----------------
(1)                         Investment  March 31,        Cost       Fair        Cost        Fair
Company             Position   Date        2002          Basis      Value       Basis       Value
-------------       --------  ------   ------------      -----      -----       -----       -----

Equity Investments
------------------

Medical/Biotechnology
---------------------
26.9% and 26.8% at March 31, 2002 and December 31, 2001, respectively
---------------------------------------------------------------------
Acusphere, Inc.    Preferred   1995-
 (a)               shares      1997      340,635   $  706,251 $  970,810  $  706,251  $  970,810
Prolinx, Inc.      Preferred
 (a) (b)           shares      2001       30,417       27,355     13,688      27,355      13,688
Prolinx, Inc.      Common      1995-
 (a) (b)           shares      1998      197,436      688,461     88,846     688,461      88,846
Prolinx, Inc.      Preferred
 (a) (b)           share
                   warrants
                   at $.90;
                   expiring
                   2010)       2001        7,416          293          0         293           0
                                                    ---------  ---------   ---------   ---------
                                                    1,422,360  1,073,344   1,422,360   1,073,344
                                                    ---------  ---------   ---------   ---------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Medical/Diagnostic Equipment
----------------------------
14.0% and 10.7% at March 31, 2002 and December 31, 2001, respectively
---------------------------------------------------------------------
LifeCell           Preferred   1996-
 Corporation       shares (2)  2001        2,867      247,500    358,371     247,500     229,967
R2 Technology,     Preferred   1994-
 Inc. (a)          shares      1996      117,134      134,268    197,820     134,268     197,820
                                                    ---------  ---------   ---------   ---------
                                                      381,768    556,191     381,768     427,787
                                                    ---------  ---------   ---------   ---------

Pharmaceuticals
---------------
0.0% and 0.0% at March 31, 2002 and December 31, 2001, respectively
-------------------------------------------------------------------
Periodontix,       Preferred   1993-
 Inc. (a)          shares      1996      167,000      234,000          0     234,000           0
                                                    ---------  ---------   ---------   ---------
                                                      234,000          0     234,000           0
                                                    ---------  ---------   ---------   ---------

Environmental
-------------
0.0% and 0.0% at March 31, 2002 and December 31, 2001, respectively
-------------------------------------------------------------------
Triangle
 Biomedical
 Sciences,         Common
 Inc. (a)          shares      1999          366       10,248      1,025      10,248       1,025
Triangle           Common
 Biomedical        share
 Sciences,         warrant
 Inc. (a)          at $28.00;
                   expiring
                   2009        1999          366          366         37         366          37
                                                    ---------  ---------   ---------   ---------
                                                       10,614      1,062      10,614       1,062
                                                    ---------  ---------   ---------   ---------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Venture Capital Limited Partnership Investments
-----------------------------------------------
4.1% and 4.1% at March 31, 2002 and December 31, 2001, respectively
-------------------------------------------------------------------
Medical Science    Limited
 Partners II, L.P. Partnership
 (a)               Interests   various  $250,000       50,670    164,145      50,670     164,145
                                                    ---------  ---------   ---------   ---------
                                                       50,670    164,145      50,670     164,145
                                                    ---------  ---------   ---------   ---------
Total equity investments-45.0% and 41.6%
 at March 31, 2002 and December 31, 2001,
 respectively                                      $2,099,412 $1,794,742  $2,099,412  $1,666,338
                                                    =========  =========   =========   =========

Legend and footnotes:

 --   No investment held at end of period.
 0    Investment active with a carrying value or fair value of zero.

(a) Equity security acquired in a private placement transaction; resale may be subject to certain selling restrictions.
(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain selling restrictions.
(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at March 31, 2002 and December 31, 2001.
(2) The Partnership has no income-producing equity investments except for LifeCell Corporation
Preferred shares.






The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                                      For the Three
                                                   Months Ended March 31,
                                                  -----------------------
                                                    2002           2001
                                                    ----           ----
Investment income:
 Notes receivable interest                       $      --    $     1,300
 Dividend income                                        --             10
 Interest income                                     8,728             --
                                                   -------      ---------
  Total investment income                            8,728          1,310

Investment expenses:
 Management fees                                    35,684         39,650
 Individual General Partners'
  compensation                                       9,705          9,474
 Administrative and investor
  services                                          67,496         32,304
 Investment operations                              14,483          6,099
 Professional fees                                  15,401         26,790
 Computer services                                   9,665         10,983
 Interest expense                                       --             --
                                                   -------      ---------
  Total investment expenses                        152,434        125,300
                                                   -------      ---------
Net investment loss                               (143,706)      (123,990)
                                                   -------      ---------
Net increase (decrease) in unrealized
  appreciation (depreciation)
  of equity investments                            128,404     (1,000,454)
                                                   -------      ---------
Net decrease in partners'
  capital resulting from operations              $ (15,302)   $(1,124,444)
                                                   =======      =========
Net decrease in partners' capital
  resulting from operations per Unit              $   (0.19)   $    (13.96)
                                                   =======      =========


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                      For the Three Months Ended March 31,
                                      ------------------------------------
                                               2002             2001
                                              ------           ------
Net decrease in partners'
 capital resulting from operations         $  (15,302)     $(1,124,444)

Adjustments to reconcile net decrease
 in partners' capital resulting
 from operations to net cash used by
 operating activities:
  Net (increase) decrease in unrealized
   appreciation (depreciation) of equity
   investments                               (128,404)       1,000,454
  Decrease in accounts payable
   and accrued expenses                       (11,110)         (30,516)
  (Decrease) increase in due to/from
   related parties                            (28,911)         119,853
  Other changes, net                              417             (688)
                                            ---------        ---------
Net cash used by operating activities        (183,310)         (35,341)
                                            ---------        ---------


Net decrease in cash and cash equivalents    (183,310)         (35,341)

Cash and cash equivalents at beginning
 of year                                    2,378,800           36,945
                                            ---------        ---------
Cash and cash equivalents at March 31      $2,195,490       $    1,604
                                            =========        =========





The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     Interim Financial Statements
       ----------------------------

In the opinion of the Managing General Partners, the accompanying interim financial statements reflect all adjustments necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2001. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.    Termination and Liquidation of the Partnership
      ----------------------------------------------

The Partnership Agreement provides that the Partnership will terminate December 31, 2002, unless extended for two additional two-year periods by the Individual General Partners. In September 2001, the Individual General Partners directed the Managing General Partners to proceed with the earliest reasonable termination of the Partnership. In March 2002, the Individual General Partners approved the retention of an independent third party to value the Partnership's private holdings and reviewed a draft of the proxy statement related to the dissolution, liquidation and termination of the Partnership.

The Managing General Partners expect to submit the proxy statement to allow the Limited Partners to vote on an early termination of the partnership before the end of 2002. Should the Limited Partners vote to dissolve the partnership, the audited financial statements of the partnership will be prepared on a liquidation basis rather than as a going concern. The accompanying interim financial statements do not include any adjustments that might result from a change to accounting on a liquidation basis. The Partnership has been advised by its independent public accountants that should the Limited Partners approve the early dissolution of the Partnership, their report on those financial statements will be modified for that matter.

3.     Provision for Income Taxes
       --------------------------

No provision for income taxes has been made by the Partnership as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at March 31, 2002 and December 31, 2001, was $2,290,848. At March 31, 2002 and December 31, 2001, gross unrealized appreciation and depreciation on investments based on cost for federal income tax purposes were as follows:


                                        March 31,    December 31,
                                          2002           2001
                                      ------------   ------------
Unrealized appreciation                 $ 496,951    $   386,084
Unrealized depreciation                  (993,057)    (1,010,594)
                                          -------      ---------
Net unrealized depreciation             $(496,106)   $  (624,510)
                                          =======      =========

4.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 2002 and 2001, were as follows:

                                               2002              2001
                                              ------            ------
Management fees                              $35,684           $39,650
Individual General Partners' compensation      9,705             9,474
Reimbursable operating expenses               72,274            38,692

Management fees are equal to 2 percent of the total Limited Partner capital contributions for the first year of Partnership operations through the sixth year. Beginning in the seventh year (May 2001), management fees declined by 10 percent per year from the initial 2 percent. Management fees compensate the Managing General Partners solely for general partner overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. Management fees due to the Managing General Partners were $11,895 at March 31, 2002 and were netted against due from related parties. Management fees due to the Managing General Partners were $11,895 at December 31, 2001 and were included in due to related parties.

The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than organizational and offering expenses and general partner overhead) such as administrative and investor services, investment operations, and computer services. Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. Amounts due from related parties for such expenses were $37,034 and $8,123 at March 31, 2002 and December 31, 2001, repectively.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based on their proportionate investments in the portfolio company. At March 31, 2002, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc. options with a fair value of $258,831.

5.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

Marketable equity securities had aggregate costs of $247,504 at March 31, 2002 and December 31, 2001, and aggregate fair values of $358,375 and $229,971 at March 31, 2002 and December 31, 2001, respectively. The net unrealized gain at March 31, 2002, included gross gains of $110,872. There was no gross gains at December 31, 2001.

Restricted Securities
---------------------

At March 31, 2002 and December 31, 2001, restricted securities had aggregate fair values of $1,436,367, representing 35.9 percent of the net assets of the Partnership.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly-traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2001 Form 10-K.

6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at March 31, 2002 and December 31, 2001 consisted of:

                                               2002           2001
                                              ------         ------
Demand accounts                           $    9,000      $   13,501
Money market accounts                      2,186,490       2,365,299
                                           ---------       ---------
     Total                                $2,195,490      $2,378,800
                                           =========       =========


7.     Commitments and Contingencies
       -----------------------------

From time to time the Partnership becomes a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At March 31, 2002, there were no unfunded investment commitments to portfolio companies and venture capital limited partnerships.

From time to time, the Partnership is subject to routine litigation incidental to the business of the Partnership. Although there can be no assurances as to the ultimate disposition of these matters and the proceeding disclosed above, it is the opinion of the Managing General Partners, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Partnership.

8.     Financial Highlights
       --------------------

                                   For The Three Months Ended March 31,
                                   -----------------------------------
                                             2002          2001
                                            ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period                        $50.05       $35.79

(Loss) income from investment
 operations:
  Net investment loss                        (1.78)       (1.54)
  Net realized and unrealized
   gain (loss) on investments                 1.59       (12.42)
                                            ------       ------
  Total from investment
   operations                                (0.19)      (13.96)
                                            ------       ------
Net asset value, end of period              $49.86       $21.83
                                            ======       ======


Total Return                                 (0.38)%     (39.01)%

Ratios to average net assets:

 Net investment loss                         (3.57)%      (5.34)%

 Expenses                                     3.83%        5.46%



Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

The Partnership Agreement provides that the Partnership will terminate December 31, 2002, unless extended for two additional two-year periods by the Individual General Partners. In September 2001, the Individual General Partners directed the Managing General Partners to proceed with the earliest reasonable termination of the Partnership. In March 2002, the Individual General Partners approved the retention of an independent third party to value the Partnership's private holdings and reviewed a draft of the proxy statement related to the dissolution, liquidation and termination of the Partnership.

The Managing General Partners expect to submit the proxy statement to allow the Limited Partners to vote on an early termination of the partnership before the end of 2002. Should the Limited Partners vote to dissolve the partnership, the audited financial statements of the partnership will be prepared on a liquidation basis rather than as a going concern. The accompanying interim financial statements do not include any adjustments that might result from a change to accounting on a liquidation basis. The Partnership has been advised by its independent public accountants that should the Limited Partners approve the early dissolution of the Partnership, their report on those financial statements will be modified for that matter.

Liquidity and Capital Resources
-------------------------------

The Partnership operates as a business development company under the Investment Company Act of 1940 and makes venture capital investments in new and developing companies. The Partnership's financial condition is dependent upon the success of the portfolio companies. There is no ready market for many of the Partnership's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Partnership's investments in securities for which there are no available market quotes is subject to the estimate of the Managing General Partners in accordance with the valuation guidance described in Note 1 to the financial statements included in the Partnership's December 31, 2001 Form 10-K. In the absence of readily obtainable market values, the estimated fair value of the Partnership's investments may differ significantly from the values that would have been used had a ready market existed.

During the three months ended March 31, 2002, net cash used by operating activities totaled $183,310. The Partnership paid management fees of $35,684 to the Managing General Partners and reimbursed related parties for investment expenses of $101,185. In addition, $9,705 was paid to the Individual General Partners as compensation for their services. The Partnership paid other investment expenses of $45,464. Interest income of $8,728 was received.

Cash and cash equivalents at March 31, 2002, were $2,195,490. Future proceeds from investment sales and operating cash reserves are expected to be adequate to fund Partnership operations through the next twelve months.


Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in partners' capital resulting from operations was $15,302 for the three months ended March 31, 2002, compared to a net decrease in partners' capital resulting from operations of $1,124,444 for the same period in 2001.

Net unrealized depreciation on equity investments was $304,670 and $433,074 at March 31, 2002 and December 31, 2001, respectively. During the quarter ended March 31, 2002, the Partnership recorded a decrease in net unrealized depreciation on equity investments of $128,404 compared to an increase in unrealized depreciation of $1,000,454 during the quarter ended March 31, 2001. The change in 2002 was primarily attributable to an increase in the publicly traded price of Lifecell, Inc. The change in 2001 was primarily attributable to a decrease in the fair value of Prolinx, Inc., a private portfolio company in the biotechnology industry, and a decrease in the publicly traded price of Endocare, Inc.

Total investment expenses were $152,434 for the quarter ended March 31, 2002, compared to $125,300 for the same period in 2001. The increase is attributable to increased administrative and investor services activity.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended March 31, 2002.

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


                      TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.


                           By:  TECHNOLOGY FUNDING INC.
                                TECHNOLOGY FUNDING LTD.
                                Managing General Partners




Date:  May 15, 2002      By:    /s/Charles R. Kokesh
                                ---------------------
                                   Charles R. Kokesh
                                   President, Chief Executive Officer,
                                   Chief Financial Officer and
                                   Chairman of Technology Funding Inc.
                                   and Managing General Partner of
                                   Technology Funding Ltd.