Form 10-Q
period 2002-06-30
TECHNOLOGY FUNDING MEDICAL PARTNERS I L P
filed 2002-08-14
CIK 893755

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2002

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 814-124

                TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.
                -------------------------------------------
            (Exact name of Registrant as specified in its charter)

          Delaware                            94-3166762
-------------------------------     ---------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

1107 Investment Boulevard, Suite 180
El Dorado Hills, California                                    94403
---------------------------------------                       --------
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



 PAGE>

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                     (unaudited)
                                       June 30,         December 31,
                                         2002               2001
                                     ------------       ------------
ASSETS

Equity investments (cost of
 $2,099,412 at June 30, 2002
 and December 31, 2001)              $   913,542        $1,666,338
Cash and cash equivalents              2,030,336         2,378,800
Due from related parties                  15,000                --
Other assets                                  --             1,056
                                       ---------         ---------
     Total assets                     $2,958,878        $4,046,194
                                       =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses $   35,107        $   40,801
Due to related parties                        --             3,772
                                       ---------         ---------
     Total liabilities                    35,107            44,573

Commitments and contingencies
 See Note 7.

Partners' capital
 Limited Partner
 (79,716 Units outstanding)            2,923,068         3,990,139
 General Partners                            703            11,482
                                       ---------         ---------
     Total partners' capital           2,923,771         4,001,621
                                       ---------         ---------
     Total liabilities and
       partners' capital              $2,958,878        $4,046,194
                                       =========         =========








The accompanying notes are an integral part of these financial statements.

STATEMENTS OF INVESTMENTS
-------------------------

                                        Principal
                                        amount or        June 30, 2002          December 31, 2001
Industry                                shares at        -----------------      -----------------
(1)                         Investment   June 30,        Cost       Fair        Cost        Fair
Company             Position   Date        2002          Basis      Value       Basis       Value
-------------       --------  ------   ------------      -----      -----       -----       -----

Equity Investments
------------------

Medical/Biotechnology
---------------------
12.7% and 26.8% at June 30, 2002 and December 31, 2001, respectively
---------------------------------------------------------------------
Acusphere, Inc.    Preferred   1995-
 (a)               shares      1997      340,635   $  706,251 $  288,177  $  706,251  $  970,810
Prolinx, Inc.      Preferred
 (a) (b)           shares      2001       30,417       27,355     10,950      27,355      13,688
Prolinx, Inc.      Common      1995-
 (a) (b)           shares      1998      197,436      688,461     71,077     688,461      88,846
Prolinx, Inc.      Preferred
 (a) (b)           share
                   warrants
                   at $.90;
                   expiring
                   2010        2001        7,416          293          0         293           0
                                                    ---------  ---------   ---------   ---------
                                                    1,422,360    370,204   1,422,360   1,073,344
                                                    ---------  ---------   ---------   ---------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Medical/Diagnostic Equipment
----------------------------
12.9% and 10.7% at June 30, 2002 and December 31, 2001, respectively
---------------------------------------------------------------------
LifeCell           Common
 Corporation       shares      2002      103,877      247,500    254,499     247,500     229,967
R2 Technology,     Preferred   1994-
 Inc. (a)          shares      1996      117,134      134,268    123,632     134,268     197,820
                                                    ---------  ---------   ---------   ---------
                                                      381,768    378,131     381,768     427,787
                                                    ---------  ---------   ---------   ---------

Pharmaceuticals
---------------
0.0% and 0.0% at June 30, 2002 and December 31, 2001, respectively
-------------------------------------------------------------------
Periodontix,       Preferred   1993-
 Inc. (a)          shares      1996      167,000      234,000          0     234,000           0
                                                    ---------  ---------   ---------   ---------
                                                      234,000          0     234,000           0
                                                    ---------  ---------   ---------   ---------

Environmental
-------------
0.0% and 0.0% at June 30, 2002 and December 31, 2001, respectively
-------------------------------------------------------------------
Triangle
 Biomedical
 Sciences,         Common
 Inc. (a)          shares      1999          366       10,248      1,025      10,248       1,025
Triangle           Common
 Biomedical        share
 Sciences,         warrant
 Inc. (a)          at $28.00;
                   expiring
                   2009        1999          366          366         37         366          37
                                                    ---------  ---------   ---------   ---------
                                                       10,614      1,062      10,614       1,062
                                                    ---------  ---------   ---------   ---------

STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Venture Capital Limited Partnership Investments
-----------------------------------------------
5.6% and 4.1% at June 30, 2002 and December 31, 2001, respectively
-------------------------------------------------------------------
Medical Science    Limited
 Partners II, L.P. Partnership
 (a)               Interests   various  $250,000       50,670    164,145      50,670     164,145
                                                    ---------  ---------   ---------   ---------
                                                       50,670    164,145      50,670     164,145
                                                    ---------  ---------   ---------   ---------
Total equity investments-31.2% and 41.6%
 at June 30, 2002 and December 31, 2001,
 respectively                                      $2,099,412 $  913,542  $2,099,412  $1,666,338
                                                    =========  =========   =========   =========

Legend and footnotes:

 --   No investment held at end of period.
 0    Investment active with a carrying value or fair value of zero.

(a) Equity security acquired in a private placement transaction; resale may be subject to certain selling restrictions.
(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain selling restrictions.
(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at June 30, 2002 and December 31, 2001.







The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                                    For the Three Months       For the Six Months
                                                       Ended June 30,            ended June 30,
                                                    ---------------------    ---------------------
                                                      2002         2001          2002         2001
                                                     ------       ------        ------       ------
Investment income:
 Interest income                                 $    7,315     $  1,089   $    16,043    $   2,389
 Dividend income                                         --           91            --          101
                                                  ---------      -------     ---------      -------
  Total investment income                             7,315        1,180        16,043        2,490

Investment expenses:
 Management fees                                     35,684       37,005        71,368       76,655
 Individual General Partners' compensation            4,295       10,483        14,000       19,957
 Administrative and investor services                84,581       68,450       152,077      100,754
 Investment operations                                4,832       16,619        19,315       22,718
 Professional fees                                   47,939       20,116        63,340       46,906
 Computer services                                   11,332       15,459        20,997       26,442
 Interest expense                                        --        6,897            --        6,897
                                                  ---------      -------     ---------      -------
  Total investment expenses                         188,663      175,029       341,097      300,329
                                                  ---------      -------     ---------      -------
Net investment loss                                (181,348)    (173,849)     (325,054)    (297,839)
                                                  ---------      -------     ---------      -------
Net (increase) decrease in unrealized
  depreciation of equity investments               (881,200)     880,080      (752,796)    (120,374)
                                                  ---------      -------     ---------      -------
Net (decrease) increase in partners'
  capital resulting from operations             $(1,062,548)    $706,231   $(1,077,850)   $(418,213)
                                                  =========      =======     =========      =======
Net (decrease) increase in partners' capital
  resulting from operations per Unit            $    (13.20)    $   8.77   $    (13.39)   $   (5.19)
                                                  =========      =======     =========      =======

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                         For the Six Months Ended June 30,
                                         ---------------------------------
                                               2002             2001
                                              ------           ------
Net decrease in partners'
 capital resulting from operations        $(1,077,850)     $  (418,213)

Adjustments to reconcile net decrease
 in partners' capital resulting
 from operations to net cash used by
 operating activities:
  Net increase in unrealized
   depreciation of equity investments         752,796          120,374
  Decrease in accounts payable and accrued
   expenses                                    (5,694)         (24,076)
  Decrease in due to related
   parties                                    (18,772)        (518,959)
  Other changes, net                            1,056           (2,757)
                                            ---------        ---------
Net cash used by operating activities        (348,464)        (843,631)
                                            ---------        ---------
Cash flows from financing activities:
 Proceeds from short-term borrowings, net          --          806,926
                                            ---------        ---------
  Net cash provided by financing activities        --          806,926
                                            ---------        ---------

Net decrease in cash and cash equivalents    (348,464)         (36,705)

Cash and cash equivalents at beginning
 of year                                    2,378,800           36,945
                                            ---------        ---------
Cash and cash equivalents at June 30      $ 2,030,336      $       240
                                            =========        =========




The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     Interim Financial Statements
       ----------------------------

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of the Managing General Partners, the accompanying interim financial statements reflect all adjustments necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

2.    Termination and Liquidation of the Partnership
      ----------------------------------------------

The Partnership Agreement provides that the Partnership will terminate December 31, 2002, unless extended for two additional two-year periods by the Individual General Partners. In September 2001, the Individual General Partners directed the Managing General Partners to proceed with the earliest reasonable termination of the Partnership. In March 2002, the Individual General Partners approved the retention of an independent third party to value the Partnership's private holdings and reviewed a draft of the proxy statement related to the dissolution, liquidation and termination of the Partnership. As of June 30, 2002, the valuation of the Partnership's holdings has been completed and the proxy statement is in review with the Securities and Exchange Commission.

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

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at June 30, 2002 and December 31, 2001, was $2,290,848. At June 30, 2002 and December 31, 2001, gross unrealized appreciation and depreciation on investments based on cost for federal income tax purposes were as follows:

                                       June 30,    December 31,
                                         2002          2001
                                      ----------   ------------
Unrealized appreciation               $    58,202    $   386,084
Unrealized depreciation                (1,435,508)    (1,010,594)
                                        ---------      ---------
Net unrealized depreciation           $(1,377,306)   $  (624,510)
                                        =========      =========

4.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 2002 and 2001, were as follows:

                                               2002              2001
                                              ------            ------
Management fees                             $ 71,368           $76,655
Individual General Partners' compensation     14,000            19,957
Reimbursable operating expenses              150,166           123,862


Management fees are equal to 2 percent of the total Limited Partner capital contributions for the first year of Partnership operations through the sixth year. Beginning in the seventh year (May 2001), management fees declined by 10 percent per year from the initial 2 percent. Management fees compensate the Managing General Partners solely for general partner overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. Management fees due to the Managing General Partners were $11,895 at June 30, 2002, and were netted against due from related parties. At December 21, 2001, management fees of $11,895 were included in due to related parties.

The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than organizational and offering expenses and general partner overhead) such as administrative and investor services, investment operations, and computer services. Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. Amounts due from related parties for such expenses were $26,895 and $8,123 at June 30, 2002 and December 31, 2001, repectively.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based on their proportionate investments in the portfolio company. At June 30, 2002, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc. options with a fair value of $145,081.

5.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

Marketable equity securities had aggregate costs of $247,500 at June 30, 2002 and December 31, 2001. These securities had aggregate fair values of $254,499 and $229,967 at June 30, 2002 and December 31, 2001, respectively. Gross gains at June 30, 2002, were $6,999. At December 31, 2001, there were no gross gains.

Restricted Securities
---------------------

At June 30, 2002 and December 31, 2001, restricted securities had aggregate fair values of $659,043 and $1,436,371 respectively, representing 22.5 percent and 35.9 percent, respectively, of the net assets of the Partnership.

There were no significant purchases or sales of equity investments during the six months ended June 30, 2002.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly-traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2001 Form 10-K.


6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at June 30, 2002 and December 31, 2001, consisted of:

                                                  2002           2001
                                                --------       ---------
Demand accounts                                $   36,003     $   13,501
Money market accounts                           1,994,333      2,365,299
                                                ---------      ---------
     Total                                     $2,030,336     $2,378,800
                                                =========      =========

7.     Commitments and Contingencies
       -----------------------------

From time to time, the Partnership becomes a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At June 30, 2002, there were no unfunded investment commitments to portfolio companies and venture capital limited partnerships.

Occasionally, the Partnership is subject to routine litigation incidental to the business of the Partnership. Although there can be no assurances as to the ultimate disposition of these matters and the proceeding disclosed above, it is the opinion of the Managing General Partners, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a materially adverse effect on the results of operations and financial condition of the Partnership.


8.     Financial Highlights
       --------------------

                                   For The Six Months Ended June 30,
                                   -----------------------------------
                                             2002          2001
                                            ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period                        $50.05       $35.79

Loss from investment
 operations:
  Net investment loss                        (4.04)       (3.70)
  Net realized and unrealized
   loss on investments                       (9.35)       (1.49)
                                            ------       ------
  Total from investment
   operations                               (13.39)       (5.19)
                                            ------       ------
Net asset value, end of period              $36.66       $30.60
                                            ======       ======


Total Return                                (26.74)%     (14.51)%

Ratios to average net assets:

 Net investment loss                         (9.31)%     (11.14)%

 Expenses                                     9.87%       11.35%


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

The Partnership Agreement provides that the Partnership will terminate December 31, 2002, unless extended for two additional two-year periods by the Individual General Partners. In September 2001, the Individual General Partners directed the Managing General Partners to proceed with the earliest reasonable termination of the Partnership. In March 2002, the Individual General Partners approved the retention of an independent third party to value the Partnership's private holdings and reviewed a draft of the proxy statement related to the dissolution, liquidation and termination of the Partnership. As of June 30, 2002, the valuation of the Partnership's holdings has been completed and the proxy statement is in review with the Securities and Exchange Commission.

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

During the six months ended June 30, 2002, net cash used by operating activities totaled $348,464. The Partnership paid management fees of $71,368 to the Managing General Partners and reimbursed related parties for investment expenses of $168,938. In addition, $14,000 was paid to the Individual General Partners as compensation for their services. The Partnership paid other investment expenses of $110,201. Interest income of $16,043 was received.

Cash and cash equivalents at June 30, 2002, were $2,030,336. Future proceeds from investment sales and operating cash reserves are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in partners' capital resulting from operations was $1,062,548 for the quarter ended June 30, 2002, compared to a net increase in partners' capital resulting from operations of $706,231 for the same period in 2001.

Net unrealized depreciation on equity investments was $1,185,870 and $304,670 at June 30 and March 31, 2002, respectively. During the quarter ended June 30, 2002, the Partnership recorded an increase in net unrealized depreciation on equity investments of $881,200 compared to a decrease in unrealized depreciation of $880,080 during the quarter ended June 30, 2001. The increase in depreciation in 2002 was primarily attributable to a decrease in the publicly traded market price of Lifecell Corporation and a decrease in the fair value of Acusphere, Inc., a private portfolio company in the biotechnology industry. The decrease in net unrealized depreciation for the quarter ended June 30, 2001, was primarily attributable to an increase in the publicly traded market prices of portfolio companies in the medical/diagnostic and pharmaceutical industries, partially offset by a decrease in the fair value of Prolinx, Inc., a private portfolio company in the biotechnology industry.

Total investment expenses were $188,663 for the quarter ended June 30, 2002, compared to $175,029 for the same period in 2001. The increase is primarily attributable to increased administrative and investor services activity and increased professional fees related to the pending proxy statement.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current six months compared to corresponding six months in the preceding
------------------------------------------------------------------------
year
----

Net decrease in partners' capital resulting from operations was $1,077,850 for the six months ended June 30, 2002, compared to a net decrease in partners' capital resulting from operations of $418,213 for the same period in 2001.

Net unrealized depreciation on equity investments was $1,185,870 and $433,074 at June 30, 2002 and December 31, 2001, respectively. During the six months ended June 30, 2002, the Partnership recorded an increase in net unrealized depreciation on equity investments of $752,796 compared to an increase in unrealized depreciation of $120,374 for the six months ended June 30, 2001. The increase in net unrealized depreciation on investments for the six months ended June 30, 2002, was primarily due to a decrease in the fair value of Acusphere, Inc. The change in 2001 was primarily attributable to a decrease in the fair value of Prolinx, Inc., a private portfolio company in the biotechnology industry, partially offset by an increase in the publicly traded market price of Endocare, Inc.

Total investment expenses were $341,097 for the six months ended June 30, 2002, compared to $300,329 for the same period in 2001. The increase is primarily attributable to increased administrative and investor services activity and increased professional fees related to the pending proxy statement.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) A report on Form 8-K was filed by the Registrant on June 28, 2002, to report the appointment of Grant Thornton LLP as the Partnership's public accountants. No financial statements were filed. On July 8, 2002, the Partnership filed it Amended and Restated Limited
Partnership Agreement on Form 8-K.

                             CERTIFICATION
                             -------------

The undersigned hereby certifies, to such officer's knowledge, that this report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the financial condition and results of operation of the Partnership.



Date:  August 14, 2002    By:     /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited




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


                      TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.


                           By:  TECHNOLOGY FUNDING INC.
                                TECHNOLOGY FUNDING LTD.
                                Managing General Partners




Date:  August 14, 2002   By:    /s/Charles R. Kokesh
                                ---------------------
                                   Charles R. Kokesh
                                   President, Chief Executive Officer,
                                   Chief Financial Officer and
                                   Chairman of Technology Funding Inc.
                                   and Managing General Partner of
                                   Technology Funding Ltd.