Form 10-Q
period 2002-09-30
TECHNOLOGY FUNDING MEDICAL PARTNERS I L P
filed 2002-11-14
CIK 893755

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                      (unaudited)
                                     September 30,      December 31,
                                         2002               2001
                                     ------------       ------------
ASSETS

Equity investments (cost of
 $2,099,412 at September 30, 2002
 and December 31, 2001)              $   611,153        $1,666,338
Cash and cash equivalents              1,820,669         2,378,800
Due from related parties                  31,944                --
Other assets                               1,025             1,056
                                       ---------         ---------
     Total assets                     $2,464,791        $4,046,194
                                       =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses $   14,647        $   40,801
Due to related parties                        --             3,772
                                       ---------         ---------
     Total liabilities                    14,647            44,573

Commitments and contingencies
 See Note 7.

Partners' capital
 Limited Partner
 (79,716 Units outstanding)            2,454,177         3,990,139
 General Partners                         (4,033)           11,482
                                       ---------         ---------
     Total partners' capital           2,450,144         4,001,621
                                       ---------         ---------
     Total liabilities and
       partners' capital              $2,464,791        $4,046,194
                                       =========         =========







The accompanying notes are an integral part of these financial statements.

STATEMENTS OF INVESTMENTS
-------------------------

                                        Principal
                                        amount or        September 30, 2002     December 31, 2001
Industry                                shares at        ------------------     -----------------
(1)                         Investment  September 30,    Cost       Fair        Cost    	  Fair
Company             Position   Date        2002          Basis      Value       Basis       Value
-------------       --------  ------   ------------      -----      -----       -----       -----

Equity Investments
------------------

Medical/Biotechnology
---------------------
11.2% and 26.8% at September 30, 2002 and December 31, 2001, respectively
-------------------------------------------------------------------------
Acusphere, Inc.    Preferred   1995-
 (a)               shares      1997      340,635      $706,251   $192,118   $ 706,251  $  970,810
Prolinx, Inc.      Preferred
 (a) (b)           shares      2001       30,417        27,355     10,950      27,355      13,688
Prolinx, Inc.      Common      1995-
 (a) (b)           shares      1998      197,436       688,461     71,077     688,461      88,846
Prolinx, Inc.      Preferred
 (a) (b)           share
                   warrants
                   at $.90;
                   expiring
                   2010        2001        7,416           293          0         293           0
                                                     ---------  ---------   ---------   ---------
                                                     1,422,360    274,145	 1,422,360   1,073,344
                                                     ---------  ---------   ---------   ---------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Medical/Diagnostic Equipment
----------------------------
12.7% and 10.7% at September 30, 2002 and December 31, 2001, respectively
-------------------------------------------------------------------------
LifeCell           Common
 Corporation       shares      2002      103,877      247,500    186,979     247,500     229,967
R2 Technology,     Preferred   1994-
 Inc. (a)          shares      1996      117,134      134,268    123,632     134,268     197,820
                                                    ---------  ---------   ---------   ---------
                                                      381,768    310,611     381,768     427,787
                                                    ---------  ---------   ---------   ---------

Pharmaceuticals
---------------
0.0% and 0.0% at September 30, 2002 and December 31, 2001, respectively
-----------------------------------------------------------------------
Periodontix,       Preferred   1993-
 Inc. (a)          shares      1996      167,000      234,000          0     234,000           0
                                                    ---------  ---------   ---------   ---------
                                                      234,000          0     234,000           0
                                                    ---------  ---------   ---------   ---------

Environmental
-------------
0.0% and 0.0% at September 30, 2002 and December 31, 2001, respectively
-----------------------------------------------------------------------
Triangle
 Biomedical
 Sciences,         Common
 Inc. (a)          shares      1999          366       10,248      1,025      10,248       1,025
Triangle           Common
 Biomedical        share
 Sciences,         warrant
 Inc. (a)          at $28.00;
                   expiring
                   2009        1999          366          366         37         366          37
                                                    ---------  ---------   ---------   ---------
                                                       10,614      1,062      10,614       1,062
                                                    ---------  ---------   ---------   ---------


STATEMENTS OF INVESTMENTS (continued)
------------------------------------

Venture Capital Limited Partnership Investments
-----------------------------------------------
1.0% and 4.1% at September 30, 2002 and December 31, 2001, respectively
-----------------------------------------------------------------------
Medical Science    Limited
 Partners II, L.P. Partnership
 (a)               Interests   various  $250,000       50,670     25,335      50,670     164,145
                                                    ---------  ---------   ---------   ---------
                                                       50,670     25,335      50,670     164,145
                                                    ---------  ---------   ---------   ---------
Total equity investments- 24.9% and 41.6%
 at September 30, 2002 and December 31, 2001,
 respectively                                      $2,099,412 $  611,153  $2,099,412  $1,666,338
                                                    =========  =========   =========   =========

Legend and footnotes:

 --   No investment held at end of period.
 0    Investment active with a carrying value or fair value of zero.

(a) Equity security acquired in a private placement transaction; resale may be subject to certain selling restrictions.
(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain selling restrictions.
(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at September 30, 2002 and December 31, 2001.










The accompanying notes are integral part of these financial statements.

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                                    For the Three Months       For the Nine Months
                                                    Ended September 30,        Ended September 30,
                                                    ---------------------    ---------------------
                                                      2002         2001          2002         2001
                                                     ------       ------        ------       ------
Investment income:
 Interest income                                  $   6,469    $    508     $   22,512      $ 2,897
 Dividend income                                         --          97             --          198
                                                   --------      -------     ---------      -------
  Total investment income                             6,469         605         22,512        3,095
Investment expenses:
 Management fees                                     32,275       35,684       103,643      112,339
 Individual General Partners' compensation            8,500        9,623        22,500       29,580
 Administrative and investor services                40,773       55,383       192,850      156,137
 Investment operations                                4,944        6,795        24,259       29,513
 Professional fees                                   91,902       11,946       155,242       58,852
 Computer services                                    5,146       15,347        26,143       41,789
 Interest expense                                        --       13,697            --       20,594
                                                   --------      -------     ---------      -------
  Total investment expenses                         183,540      148,475       524,637      448,804
                                                   --------      -------     ---------      -------
Net investment loss                                (177,071)    (147,870)     (502,125)    (445,709)
                                                   --------      -------     ---------      -------
Net realized gain from venture capital
  limited partnership investments                     5,833           --         5,833           --
Net realized loss from sales of
  equity investments                                     --      (16,411)           --      (16,411)
Net realized loss on equity investment
  write offs                                             --     (162,925)           --     (162,925)
                                                   --------      -------     ---------      -------
Net realized income (loss)                            5,833     (179,336)        5,833     (179,336)
                                                   --------      -------     ---------      -------


Net (increase) decrease in unrealized
  depreciation of equity investments               (302,389)     236,101    (1,055,185)     115,727
                                                   --------      -------     ---------      -------
Net decrease in partners' capital
  resulting from operations                       $(473,627)   $ (91,105)  $(1,551,477)   $(509,318)
                                                   ========      =======     =========      =======
Net decrease in partners' capital
  resulting from operations per Unit              $   (5.88)   $   (1.14)  $    (19.27)   $   (6.33)
                                                   ========      =======     =========      =======
































The accompanying notes are an integral part of these financial statements.


STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                    For the Nine Months Ended September 30,
                                    --------------------------------------
                                               2002             2001
                                              ------           ------
Net decrease in partners'
 capital resulting from operations        $(1,551,477)     $  (509,318)

Adjustments to reconcile net decrease
 in partners' capital resulting
 from operations to net cash used by
 operating activities:
  Net increase (decrease) in unrealized
   depreciation of equity investments       1,055,185         (115,727)
  Net realized loss from sales of
    equity investments                             --           16,411
  Net realized gain from venture capital
    limited partnership investments            (5,833)              --
  Net realized loss from investment
    write offs                                     --          162,925
  Increase in accrued interest on
    notes receivable                               --           (2,587)
  Decrease in accounts payable
    and accrued expenses                      (26,154)         (15,498)
  Decrease in due to related parties          (35,716)        (604,358)
  Other changes, net                               31             (356)
                                            ---------        ---------
   Net cash used by operating activities     (563,964)      (1,068,508)
                                            ---------        ---------
Cash flows from investing activities:
  Proceeds from venture capital
    limited partnership investments             5,833               --
  Proceeds from the sales of equity
    investments                                    --          185,386
                                            ---------        ---------
   Net cash provided by investing activities    5,833          185,386
                                            ---------        ---------
Cash flows from financing activities:
  Proceeds from short-term
    borrowings, net                                --          970,593
                                            ---------        ---------
   Net cash provided by financing
    activities                                     --          970,593
                                            ---------        ---------
Net (decrease) increase in cash and
  cash equivalents                           (558,131)          87,471

Cash and cash equivalents at beginning
  of year                                   2,378,800           36,945
                                            ---------        ---------
Cash and cash equivalents at September 30 $ 1,820,669      $   124,416
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

2.    Termination and Liquidation of the Partnership
      ----------------------------------------------

The Partnership Agreement provides that the Partnership will terminate December 31, 2002, unless extended for two additional two-year periods by the Individual General Partners. In September 2001, the Individual General Partners directed the Managing General Partners to proceed with the earliest reasonable termination of the Partnership. In March 2002, the Individual General Partners approved the retention of an independent third party to value the Partnership's private holdings and subsequently engaged the third party to seek buyers for those investments. As of September 30, 2002, there were no definite buyers in place.

The Managing General Partners expect that the Individual General Partners will not extend the life of the Partnership. Should the Partnership terminate at December 31, 2002, the audited financial statements of the partnership will be prepared on a liquidation basis. The accompanying interim financial statements do not include any adjustments that might result from a change to accounting on a liquidation basis. The Partnership has been advised by its independent public accountants that should the Partnership terminate, their report on those financial statements will be modified for that matter.

3.     Provision for Income Taxes
       --------------------------

No provision for income taxes has been made by the Partnership as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at September 30, 2002 and December 31, 2001, was $2,290,848. At September 30, 2002 and
December 31, 2001, gross unrealized appreciation and depreciation on investments based on cost for federal income tax purposes were as follows:

  September 30,   December 31,
                                         2002            2001
                                     -------------   ------------
Unrealized appreciation               $     4,167    $   386,084
Unrealized depreciation                (1,683,862)    (1,010,594)
                                        ---------      ---------
Net unrealized depreciation           $(1,679,695)   $  (624,510)
                                        =========      =========

4.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 2002 and 2001, were as follows:

                                               2002              2001
                                              ------            ------
Management fees                             $103,643          $112,339
Individual General Partners' compensation     22,500            29,580
Reimbursable operating expenses              183,402           183,886


Management fees are equal to 2 percent of the total Limited Partner capital contributions for the first year of Partnership operations through the sixth year. Beginning in the seventh year (May 2001), management fees declined by 10 percent per year from the initial 2 percent. Management fees compensate the Managing General Partners solely for general partner overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. Management fees due to the Managing General Partners were $9,622 at September 30, 2002 and were netted against due from related parties. At December 31, 2001 management fees of $11,895 were included in due to related parties.

The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than organizational and offering expenses and general partner overhead) such as administrative and investor services, investment operations, and computer services. Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. Amounts due from related parties for such expenses were $41,566 and $8,123 at September 30, 2002 and December 31, 2001, respectively.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based on their proportionate investments in the portfolio company. At September 30, 2002, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc. options with a fair value of $164,331.

5.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

Marketable equity securities had aggregate costs of $247,500 at September 30, 2002, and December 31, 2001, and aggregate fair values of $186,979 and $229,967 at September 30, 2002 and December 31, 2001, respectively. There were no gross gains at September 30, 2002 or December 31, 2001.

Restricted Securities
---------------------

At September 30, 2002 and December 31, 2001, restricted securities had aggregate fair values of $424,174 and $1,436,371 respectively, representing
17.3 percent and 35.9 percent, respectively, of the net assets of the Partnership.


Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly-traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2001 Form 10-K.

Subsequent Events
-----------------

In November 2002, the Partnership sold its entire investment in R2 Technology, Inc. for $209,670.



6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at September 30, 2002 and December 31, 2001, consisted of:

                                                  2002           2001
                                                --------       ---------
Demand accounts                               $   34,141      $   13,501
Money market accounts                          1,786,528       2,365,299
                                               ---------       ---------
     Total                                    $1,820,669      $2,378,800
                                               =========       =========

7.     Commitments and Contingencies
       -----------------------------

From time to time, the Partnership becomes a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At September 30, 2002, there were no unfunded investment commitments to portfolio companies and venture capital limited partnerships.

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



8.     Financial Highlights
       --------------------

                                 For The Nine Months Ended September 30,
                                 --------------------------------------
                                             2002          2001
                                            ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period                        $49.96        $35.04

Loss from investment
 operations:
  Net investment loss                        (6.24)       (5.54)
  Net realized and unrealized
   loss on investments                      (13.03)       (0.79)
                                            ------       ------
  Total from investment
   operations                               (19.27)       (6.33)
                                            ------       ------
Net asset value, end of period              $30.69       $28.71
                                            ======       ======


Total Return                                (38.57)%     (18.05)%

Ratios to average net assets:

 Net investment loss                        (15.46)%     (17.37)%

 Expenses                                    16.32%       17.66%


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

The Partnership Agreement provides that the Partnership will terminate December 31, 2002, unless extended for two additional two-year periods by the Individual General Partners. In September 2001, the Individual General Partners directed the Managing General Partners to proceed with the earliest reasonable termination of the Partnership. In March 2002, the Individual General Partners approved the retention of an independent third party to value the Partnership's private holdings and subsequently engaged the third party to seek buyers for those investments. As of September 30, 2002, there were no definite buyers in place.

The Managing General Partners expect that the Individual General Partners will not extend the life of the Partnership. Should the Partnership terminate at December 31, 2002, the audited financial statements of the partnership will be prepared on a liquidation basis. The accompanying interim financial statements do not include any adjustments that might result from a change to accounting on a liquidation basis. The Partnership has been advised by its independent public accountants that should the Partnership terminate, their report on those financial statements will be modified for that matter.

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

During the nine months ended September 30, 2002, net cash used by operating activities totaled $563,964. The Partnership paid management fees of $105,916 to the Managing General Partners and reimbursed related parties for investment expenses of $216,845, In addition, $22,500 was paid to the Individual General Partners as compensation for their services. The Partnership paid other investment expenses of $241,215. Interest income of $22,512 was received.

Cash and cash equivalents at September 30, 2002, were $1,820,669. Future proceeds from investment sales and operating cash reserves are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in partners' capital resulting from operations was $473,627 for the quarter ended September 30, 2002, compared to a net decrease in partners' capital resulting from operations of $91,105 for the same period in 2001.

Net unrealized depreciation on equity investments was $1,488,259 and $1,185,870 at September 30, 2002 and June 30, 2002, respectively. During the quarter ended September 30, 2002, the Partnership recorded an increase in net unrealized depreciation on equity investments of $302,389 compared to a decrease in unrealized depreciation of $236,101 during the quarter ended September 30, 2001. The change in 2002 was primarily attributable to a decrease in the publicly-traded price of Lifecell Corporation and decreases in the fair values of Accusphere, Inc., a private portfolio company in the biotechnology industry, and an investment in a venture capital limited partnership. The decrease in unrealized depreciation in 2001 was primarily due to an increase in the publicly-traded price of Endocare, Inc. and the write off of Adesso Healthcare Technology Services, Inc.

During the quarter ended September 30, 2001, realized loss from equity investment write offs totaled $162,925. This amount related to the write off of Adesso Healthcare Technology Services, Inc. There were no write offs during the same period in 2002.

Total investment expenses were $183,540 for the quarter ended September 30, 2002, compared to $148,475 for the same period in 2001. The increase is primarily attributable to increased professional fees.

During the quarter ended September 30, 2002, the Partnership realized a gain from venture capital limited partnership investments of $5,833. There were no gains for the same quarter in 2001. The gains represent distributions from profits of venture capital limited partnership investments.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current nine months compared to corresponding nine months in the preceding
--------------------------------------------------------------------------
year
----

Net decrease in partners' capital resulting from operations was $1,551,477 for the nine months ended September 30, 2002, compared to a net decrease in partners' capital resulting from operations of $509,318 for the same period in 2001.

Net unrealized depreciation on equity investments was $1,488,259 and $433,074 at September 30, 2002 and December 31, 2001, respectively. During the nine months ended September 30, 2002, the Partnership recorded an increase in net unrealized depreciation on equity investments of $1,055,185 compared to a decrease in unrealized depreciation of $115,727 for the nine months ended September 30, 2001. The increase in 2002 was primarily due to decreases in the fair values of private portfolio companies in the medical/biotechnology and medical/diagnostic equipment industries and an investment in a venture capital limited partnership, and a decrease in the publicly-traded price of Lifecell Corporation. The change in 2001 was primarily attributable to an increase in the publicly-traded price of Endocare, Inc. and the write off of Adesso Healthcare Technology Services, Inc., partially offset by a decrease in the fair value of Prolinx, Inc., a private portfolio company in the biotechnology industry.

During the nine months ended September 30, 2001, realized loss from equity investment write offs totaled $162,925. This amount related to the write off of Adesso Healthcare Technology Services, Inc. There were no write offs during the same period in 2002.

During the nine months ended September 30, 2002, the Partnership realized a gain from venture capital limited partnership investments of $5,833. There were no gains for the same time period in 2001. The gains represent distributions from profits of venture capital limited partnership investments.

Total investment expenses were $524,637 for the nine months ended September 30, 2002, compared to $448,804 for the same period in 2001. The increase is primarily attributable to increased administrative and investor services activity and increased professional fees.


Item 4.  Procedures and Controls

The undersigned is responsible for establishing and maintaining disclosure controls and procedures for Technology Funding Medical Partners I, L.P. Such officer has concluded (based upon his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that Technology Funding Medical Partners I, L.P.'s disclosure controls and procedures are effective to ensure that information required to be disclosed by Technology Funding Medical Partners I, L.P. in this report is accumulated and communicated to Technology Funding Medical Partners I, L.P.'s management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The certifying officer also has indicated that there were no significant changes in Technology Funding Medical Partners I, L.P.'s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                              CERTIFICATION
                              -------------

I, Charles R. Kokesh, President, Chief Executive Officer, Chief Financial Officer and Chairman of Technology Funding Inc. and Managing General Partner of Technology Funding Limited, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Technology Funding Medical Partners I, L.P.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the entity, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and
c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   November 14, 2002    By:    /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited


II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) On July 8, 2002, the Partnership filed its Amended and Restated Limited Partnership Agreement on Form 8-K.

     On October 16, 2002, the Partnership filed Form 8-K pursuant to the SEC's Release No. 34-43069 regarding Commission Guidance on Mini-Tender Offers. No financial statements were filed.

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


                      TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.

                           By:  TECHNOLOGY FUNDING INC.
                                TECHNOLOGY FUNDING LTD.
                                Managing General Partners


Date: November 14, 2002      By:  /s/Charles R. Kokesh
                                ---------------------
                                   Charles R. Kokesh
                                   President, Chief Executive Officer,
                                   Chief Financial Officer and
                                   Chairman of Technology Funding Inc.
                                   and Managing General Partner of
                                   Technology Funding Ltd.



                             CERTIFICATION
                             -------------

In connection with the Technology Funding Medical Partners I, L.P. (the Partnership) Quarterly Report on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission (the Report), I Charles, R. Kokesh, President, Chief Executive Officer, Chief Financial Officer and Chairman of Technology Funding Inc. and Managing General Partner of Technology Funding Limited, certify, pursuant to 18 U.S.C. Section 1350, as added Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934; and

2. To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership as of and for the period covered by the Report.


Date:    November 14, 2002    By:   /s/Charles R. Kokesh
                                 ------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited