Form 10-K
period 2002-12-31
TECHNOLOGY FUNDING MEDICAL PARTNERS I L P
filed 2003-03-25
CIK 893755

                           UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                             FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

            For The Fiscal Year Ended December 31, 2002

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

1107 Investment Boulevard, Suite 180
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

The Partnership has elected to be a business development company under the Investment Company Act of 1940, as amended (the Act), and operates as a non-diversified investment company, as defined in the Act. The Partnership term expired on December 31, 2002, per the Partnership Agreement, and the Independent General Partners elected not to extend the term as provided in the Partnership Agreement.

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

No matters were voted on during 2002.


PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
------   -------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

        (a) There is no established public trading market for the Units.

        (b) At December 31, 2002, there were 842 record holders of Units.

        (c) The Registrant, being a partnership, does not pay dividends. Distributions of cash and securities, however, may be made to the partners in the Partnership pursuant to the Registrant's Partnership
            Agreement.


Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                              For the Years Ended and As of December 31,
                                       -------------------------------------------------------
                                       2002          2001        2000         1999        1998
                                      ------        ------      ------       ------      ------


Interest income                   $    27,993   $    3,538  $       114   $        3 $       693
Dividend income                            --          198        8,093       15,953      15,967
Net investment loss                  (888,186)    (598,897)    (690,329)    (539,268)   (599,338)
Net realized gain (loss) from
 sales of equity investments           75,402    2,642,536       17,364       94,817    (331,660)
Realized loss from
 investment write-offs                     --     (162,925)    (300,000)          --    (299,280)
Realized gain from recovery of
 investments previously
 written off                               --       87,228           --           --          --
Net realized gain from
 venture capital limited
 partnership investments                5,833           --           --           --          --
Net (increase) decrease in
 unrealized depreciation of
 equity investments                (1,193,899)    (794,482)  (1,818,021)     716,138      (7,477)
Net (decrease) increase
 in partners' capital resulting
 from operations                   (2,000,850)   1,173,455   (2,790,986)     271,687  (1,237,755)
Net (decrease) increase in
 partners' capital resulting from
 operations per Unit (1)               (24.85)       14.26       (34.66)        3.30      (15.37)
Total assets                        2,164,295    4,046,194    3,514,513    5,693,057   5,672,957

(1) See Notes 2 and 4 to the Financial Statements for a description of the method of calculation of net (decrease) increase in partners' capital resulting from operations per Unit.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------

Liquidity and Capital Resources
-------------------------------

The Partnership operates as a business development company under the Investment Company Act of 1940 and makes venture capital investments in new and developing companies. The Partnership's financial condition is dependent upon the success of the portfolio companies. There is no ready market for many of the Partnership's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Partnership's investments in securities for which there are no available market quotes is subject to the estimate of the Managing General Partners in accordance with the valuation guidance described in Note 2 to the financial statements. In the absence of readily obtainable market values, the estimated fair value of the Partnership's investments may differ significantly from the values that would have been used had a ready market existed.

The Partnership term expired on December 31, 2002, per the Partnership Agreement, and the Independent General Partners elected not to extend the term as provided in the Partnership Agreement. In December 2002, the Managing General Partners adopted a plan of liquidation. In anticipation of the liquidation and dissolution, the Individual General Partners, in March 2002, approved the retention of an independent third party to value the Partnership's private holding and subsequently engaged the third party to seek buyers for those investments. One of those holdings was sold prior to December 31, 2002. No buyers were located for the remaining holdings. Based upon the results of the independent third party's actions, the Managing General Partners determined that the fair value of the Partnership's investments in portfolio companies totaled $338,171. The Individual General Partners, acting as trustee for the Partnership, will proceed with liquidating the remaining assets of the Partnership in a timely fashion. It is possible there will be no willing buyers of the assets. The Liquidating Trustee will consider a number of options including abandonment of the assets or distribution to the Limited Partners.


During the year ended December 31, 2002, net cash used by operating activities totaled $768,862. The Partnership paid management fees of $137,055 to the Managing General Partners and reimbursed related parties for operating expenses of $220,630. In addition, $30,000 was paid to the Individual General Partners as compensation for their services. The Partnership paid operating expenses of $48,690 to related parties as part of an employee retention program. The Partnership paid other operating expenses of $360,480 and received $27,993 in interest income.
During the year ended December 31, 2002, proceeds from sales of equity investments totaled $209,670 and the Partnership received a cash distribution from a venture capital limited partnership investment totaling $5,833.

Results of Operations
---------------------

2002 compared to 2001
---------------------

The net decrease in partners' capital resulting from operations was $2,000,850 for the year ended December 31, 2002, as compared to a net increase in partners' capital resulting from operations of $1,173,455 for the year ended December 31, 2001.

Net realized gains from sales of equity investments totaled $75,402 and $2,642,536 for the years ended December 31, 2002 and 2001, respectively. The 2002 gain is attributable to the sale of the Partnership's entire investment in R2 Technology, Inc. In 2001, the gain was a result of the sale of investments in Endocare, Inc., CareCentric Solutions, Inc. and other smaller holdings. These sales were in accordance with the directive of the Individual General Partners in September 2001 to proceed with the earliest reasonable termination of the Partnership.

Unrealized depreciation on equity investments was $1,626,973 and $433,074 at December 31, 2002 and 2001, respectively. During the year ended December 31, 2002, the Partnership recorded an increase in net unrealized depreciation on equity investments of $1,193,899 compared to an increase of $794,482 during 2001. The 2002 increase was primarily due to the decrease in the fair value of private portfolio companies in the biotechnology industry and a decrease in the fair value of the underlying assets of the venture capital limited partnership investment. The 2001 increase in unrealized depreciation was primarily due to the sale of the Partnership's entire investment in Endocare, Inc. and unfavorable events and market conditions for a private portfolio company in the biotechnology industry.

During the year ended December 31, 2001, the Partnership recorded realized losses from investment write-offs of $162,925, related to the Partnership's total investment in Adesso
Healthcare Technology, Inc.  Adesso ceased operations in 2001.
There were no write offs during 2002.

Investment expenses were $916,179 and $602,633 for the years ended December 31, 2002 and 2001, respectively. In June 2002 the Managing General Partners billed the Partnership $20,543 and $5,773 for operating expenses incurred during 2001 and prior years, respectively, but not previously billed. Had these expenses been billed in the prior years the investment expenses for 2002 and 2001 would have been $899,863 and $623,176, respectively. The increase is primarily due to increased professional fees related to the valuation of the Partnership's remaining assets.

Realized gain from the recovery of investments previously written off was $87,223 for the year ended December 31, 2001.
There was no realized gain from recovery of investments in 2002.

During the year ended December 31, 2002, the Partnership realized a gain from the venture capital limited partnership investment of $5,833. There were no gains during 2001. The gain represents a distribution from profits of the venture capital limited partnership investment.

Investment income for the years ending December 31, 2002 and 2001, was $27,993 and $3,736, respectively. The increase is due to increased short-term investments.

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

Unrealized depreciation on equity investments was $433,074 at December 31, 2001, and unrealized appreciation on equity investments was $361,408 at December 31, 2000. During the year ended December 31, 2001, the Partnership recorded an increase in net unrealized depreciation on equity investments of $794,482 compared to a decrease in net unrealized appreciation of $1,818,021 during 2000. The 2001 increase in unrealized depreciation was primarily due to the sale of the Partnership's entire investment in Endocare, Inc. and unfavorable events and market conditions for a portfolio company in the biotechnology industry. The 2000 decrease in unrealized appreciation was primarily attributable to decreases in the value of the Partnership's marketable equity securities and the fair value of the Partnership's investments in restricted securities.

During the years ended December 31, 2001 and 2000, the Partnership recorded realized losses from investment write-offs of $162,925 and $300,000, respectively. The loss in 2001 represents the Partnership's total investment in Adesso Healthcare Technology, Inc. Adesso ceased operations in 2001. The loss in 2000 represents the Partnership's total investment in Biex, Inc. Biex, Inc. suspended operations in November 2000 after it was unable to obtain additional funding.

Investment expenses were $602,633 and $698,536 for the years ended December 31, 2001 and 2000, respectively. In 2002 the Managing General Partners billed the Partnership for unbilled operating expenses of $20,543 and $3,299 incurred during 2001 and 2000, respectively. In 2000, the Managing General Partners billed the Partnership $158,179 for operating expenses relating to prior years that had not been fully recovered as permitted by the Partnership Agreement. Had these expenses been billed in the prior years the investment expenses for 2001 and 2000 would have been $623,176 and $543,656, respectively. The increase is primarily due to increased interest expense and increased administrative and investor services.

Realized gain from the recovery of investments previously written off was $87,223 in 2001. There were no realized gains from recovery of investments in 2000.

New Accounting Pronouncement
----------------------------

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 will not require the restatement of previously issued financial statements. The Partnership has implemented early adoption of SFAS No. 146 to all applicable costs associated with exit or disposal activities incurred during 2002. See Note 2 to the financial statements.


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

The Partnership does not have a significant exposure to modest public market price fluctuations as the Partnership primarily invests in private business enterprises. However, should significant changes in market equity prices occur, there could be a longer-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains realized on these investments. Since there is typically no public market for the Partnership's investments in private companies, the valuation of the investments is subject to the estimate of the Partnership's Managing General Partners. In the absence of a readily ascertainable market value, the estimated value of the Partnership's investments in private companies may differ significantly from the values that would be placed on the portfolio if a ready market existed. The Partnership's portfolio also includes common stocks in publicly traded companies. These investments are directly exposed to equity price risk, in that a hypothetical 10 percent change in these equity prices would result in a similar percentage change in the fair value of these securities. The Partnership's investments also include some debt securities. Since the debt securities are generally priced at a fixed rate, changes in interest rates do not directly impact interest income. The Partnership's debt securities are generally held to maturity or converted into equity securities of private companies.


Item 8.  FINANCIAL STATEMENTS
------   --------------------

The financial statements of the Registrant are set forth in Item
15.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------   -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

A Form 8-K was filed by the Partnership on July 1, 2002, to report the appointment of Grant Thornton LLP as the Partnership's independent public accountants.


PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

As a partnership, the Registrant has no directors or executive officers. The Individual General Partners are responsible for the management and administration of the Partnership. The Independent General Partners consist of three Individual General Partners and a representative from each of Technology Funding Ltd., a California limited partnership (TFL), and its wholly owned subsidiary, Technology Funding Inc., a California corporation (TFI). TFL and TFI are the Managing General Partners. Reference is made to the information regarding Individual General Partners and the Managing General Partners in the Registrant's Proxy Statement related to the Meeting of Limited Partners held on December 8, 2000, which information is incorporated herein by reference.


Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 2002, the Partnership incurred $135,918 in management fees. The fees are designed to compensate the Managing General Partners for General Partner Overhead incurred in performing management duties for the Partnership. General Partner Overhead (as defined in the Partnership Agreement) includes the General Partners' share of rent, utilities, property taxes and the cost of capital equipment and the general and administrative expenses paid by the Managing General Partners in performing their obligations to the Partnership. As compensation for their services, the Individual General Partners each receive $6,000 annually, plus $1,000 for each attended meeting of the Independent General Partners or committees thereof. For the year ended December 31, 2002, $30,000 of such fees were paid. The Individual General Partners are reimbursed for all out-of-pocket expenses relating to attendance of the meetings of the Independent General Partners or the committees thereof.


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

Item 14. PROCEDURES AND CONTROLS
-------  -----------------------

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

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
-------  ------------------------------------------------------
         FORM 8-K
         --------

         (a) List of Documents filed as part of this Annual Report on Form 10-K

             (1)  Financial Statements - the following financial
                   statements are filed as a part of this Report:

                   Report of Independent Certified Public Accountants as
                    of and for the year ended December 31, 2002
                   Report of Independent Public Accountants as of and
                    for the years ended December 31, 2001 and 2000
                   Statement of Net Assets in Liquidation as of
                    December 31, 2002
Statement of Net Assets as of December 31, 2002
                   Statement of Investments in Liquidation as of
                    December 31, 2002
                   Statements of Investments as of December 31, 2001 Statements of Changes in Net Assets in Liquidation
                    for the year ended December 31, 2002
                   Statements of Changes in Net Assets for the years
                    ended December 31, 2001 and 2000
                   Statements of Partners' Capital for the years ended
                    December 31, 2002, 2001 and 2000
                   Statements of Changes in Cash Flows for the years
                    ended December 31, 2002, 2001 and 2000
                   Notes to Financial Statements

             (2)  Financial Statement Schedules

                  All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

             (3)  Exhibits

                  None

         (b)  Reports on Form 8-K

             (1) On July 1, 2002, the Partnership reported on Form 8-K the appointment of Grant Thornton LLP as the Partnership's independent public accountants.

             (2)  On July 8, 2002, the Partnership filed its
                  Amended and Restated Limited Partnership Agreement on Form 8-K.

             (3) On October 16, 2002, the Partnership filed Form 8-K pursuant to the SEC's Release No. 34-43069 regarding Commission Guidance on Mini-Tender Offers. No financial statements were filed.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------


To the Partners of Technology Funding Medical Partners I, L.P.:


We have audited the accompanying statement of net assets in liquidation of Technology Funding Medical Partners I, L.P. (a Delaware limited partnership) (the Fund), including the statement of investments in liquidation, as of December 31, 2002, and the related statements of changes in net assets in liquidation, partners' capital, and changes in cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Technology Funding Medical Partners I, L.P. as of December 31, 2001, and for the years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 15, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included physical inspection of securities owned as of December 31, 2002. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1 to the financial statements, in December of 2002, the Independent General Partners of the Fund adopted a plan of liquidation and commenced liquidation of the Fund on December 31, 2002. As a result, as of December 31, 2002, the Fund changed its basis of accounting from the accrual basis to the liquidation basis. Accordingly, the carrying values of the remaining assets as of December 31, 2002, are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Medical Partners I, L.P. as of December 31, 2002, and the results of its operations, changes in partners' capital, and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America applied on the basis described in the preceding paragraph.



Albuquerque, New Mexico                      /S/GRANT THORNTON LLP
March 17, 2003

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

Los Angeles, California                      /S/ARTHUR ANDERSEN LLP
March 15, 2002


THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH TECHNOLOGY FUNDING MEDICAL PARTNERS I LP'S FILING ON FORM 10-K FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K.

STATEMENTS OF NET ASSETS IN LIQUIDATION
---------------------------------------

                                                  December 31,
                                              -------------------
                                                2002       2001
                                               ------     ------
ASSETS

Equity investments (cost basis of
 $1,965,144 and $2,099,412 in 2002
 and 2001, respectively)                    $  338,171  $1,666,338

Cash and cash equivalents                    1,825,441   2,378,800

Other assets                                       683       1,056
                                             ---------   ---------
     Total assets                           $2,164,295  $4,046,194
                                             =========   =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses       $   24,216  $   40,801

Due to related parties                         139,308       3,772
                                             ---------   ---------
     Total liabilities                         163,524      44,573

Commitments and contingencies
   (See Note 9)

Partners' capital
 (79,716 Limited Partner Units
  outstanding)                               2,000,771   4,001,621
                                             ---------   ---------

     Total liabilities and partners'
       capital                              $2,164,295  $4,046,194
                                             =========   =========






The accompanying notes are an integral part of these financial statements.

STATEMENTS OF INVESTMENTS IN LIQUDATION
---------------------------------------

                                        Principal
                                        amount or        December 31, 2002      December 31, 2001
Industry                                shares at        -----------------      -----------------
(1)                         Investment December 31,      Cost       Fair        Cost        Fair
Company             Position   Date        2002          Basis      Value       Basis       Value
-------------       --------  ------   ------------      -----      -----       -----       -----
Equity Investments
------------------

Medical/Biotechnology
---------------------
1.0% and 26.8% at December 31, 2002 and 2001, respectively
-----------------------------------------------------------
Acusphere, Inc.    Preferred   1995-
 (a)               shares      1997      340,635   $  706,251 $        0  $  706,251  $  970,810
Prolinx, Inc.      Preferred
 (a) (b)           shares      2001       30,417       27,355      2,733      27,355      13,688
Prolinx, Inc.      Common      1995-
 (a) (b)           shares      1998      197,436      688,461     17,768     688,461      88,846
Prolinx, Inc.      Preferred
 (a) (b)           share
                   warrants
                   at $.90;
                   expiring
                   2010        2001        7,416          293          0         293           0
                                                    ---------  ---------   ---------   ---------
                                                    1,422,360     20,501   1,422,360   1,073,344
                                                    ---------  ---------   ---------   ---------


STATEMENTS OF INVESTMENTS IN LIQUIDATION (continued)
----------------------------------------------------

Medical/Diagnostic Equipment
----------------------------
14.6% and 10.7% at December 31, 2002 and 2001, respectively
-----------------------------------------------------------
LifeCell           Common      1996-
 Corporation       shares      2001      103,877      247,500    312,670     247,500     229,967
R2 Technology,     Preferred   1994-
 Inc. (a)          shares      1996           --           --         --     134,268     197,820
                                                    ---------  ---------   ---------   ---------
                                                      247,500    312,670     381,768     427,787
                                                    ---------  ---------   ---------   ---------

Pharmaceuticals
---------------
0.0% and 0.0% at December 31, 2002 and 2001, respectively
---------------------------------------------------------
Periodontix,       Preferred   1993-
 Inc. (a)          shares      1996      167,000      234,000          0     234,000           0
                                                    ---------  ---------   ---------   ---------
                                                      234,000          0     234,000           0
                                                    ---------  ---------   ---------   ---------

Environmental
-------------
0.0% and 0.0% at December 31, 2002 and 2001, respectively
---------------------------------------------------------
Triangle
 Biomedical
 Sciences,         Common
 Inc. (a)          shares      1999          366       10,248          0      10,248       1,025


STATEMENTS OF INVESTMENTS IN LIQUIDATION (continued)
----------------------------------------------------
Triangle           Common
 Biomedical        share
 Sciences,         warrant
 Inc. (a)          at $28.00;
                   expiring
                   2009        1999          366          366          0         366          37
                                                    ---------  ---------   ---------   ---------
                                                       10,614          0      10,614       1,062
                                                    ---------  ---------   ---------   ---------

Venture Capital Limited Partnership Investments
-----------------------------------------------
0.2% and 4.1% at December 31, 2002 and 2001, respectively
---------------------------------------------------------
Medical Science    Limited
 Partners II, L.P. Partnership
 (a)               Interests   various  $250,000       50,670      5,000      50,670     164,145
                                                    ---------  ---------   ---------   ---------
                                                       50,670      5,000      50,670     164,145
                                                    ---------  ---------   ---------   ---------
Total equity investments-15.8% and  41.6%
 at December 31, 2002 and 2001, respectively       $1,965,144 $  338,171  $2,099,412  $1,666,338
                                                    =========  =========   =========   =========

Legend and footnotes:

 --   No investment held at end of period.
 0    Investment active with a carrying value or fair value of zero.

(a) Equity security acquired in a private placement transaction; resale may be subject to certain selling restrictions.
(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain selling restrictions.
(1) Represents the total fair value of a particular industry segment as a percentage of partners' capital at December 31, 2002 and 2001.






The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
--------------------------------------------------

                                 For the Years Ended December 31,
                               ------------------------------------
                                   2002          2001          2000
                                  ------        ------        ------
Investment income:
  Interest income              $   27,993   $     3,538  $        114
  Dividend income                      --           198         8,093
                                ---------     ---------     ---------
    Total investment income        27,993         3,736         8,207

Investment expenses:
  Management fees                 135,918       148,024       158,597
  Individual General
   Partners' compensation          30,000        38,096        35,817
  Administrative and
   investor services              273,845       208,476       171,568
  Investment operations            29,193        34,583       199,446
  Computer services                33,283        54,461        39,158
  Professional fees               273,940        86,834        89,712
  Interest expense                     --        32,159         4,238
  Liquidation expense             140,000            --            --
                                ---------     ---------     ---------
    Total investment expenses     916,179       602,633       698,536
                                ---------     ---------     ---------
Net investment loss              (888,186)     (598,897)     (690,329)
                                ---------     ---------     ---------
Realized gain from
  venture capital limited
  partnership investment            5,833            --            --
Net realized gain from
  sale of equity investments       75,402     2,642,536        17,364
Realized loss from
  investment write-offs                --      (162,925)     (300,000)
Realized gain from recovery
  of investments previously
  written off                          --        87,223            --
                                ---------     ---------     ---------
Net realized income (loss)         81,235     2,566,834      (282,636)
                                ---------     ---------     ---------



STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (continued)
-------------------------------------------------------------

Net increase in unrealized
  depreciation of equity
  investments                  (1,193,899)     (794,482)   (1,818,021)
                                ---------     ---------     ---------
Net (decrease) increase in
  partners' capital resulting
  from operations             $(2,000,850)   $1,173,455   $(2,790,986)
                                =========     =========     =========
Net (decrease) increase in
  partners' capital resulting
  from operations per Unit    $    (24.85)   $    14.26   $    (34.66)
                                =========     =========     =========









































The accompanying notes are an integral part of these financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 2002, 2001 and 2000:

                               Limited       General
                               Partners      Partners        Total
                               --------      --------        -----

Partners' capital,
  January 1, 2000            $5,616,497      $ 2,655     $5,619,152

Net investment loss            (683,425)      (6,904)      (690,329)
Net realized loss              (279,810)      (2,826)      (282,636)
Net decrease in unrealized
 appreciation                (1,799,841)     (18,180)    (1,818,021)
                              ---------       ------      ---------
Partners' capital,
  December 31, 2000           2,853,421      (25,255)     2,828,166

Net investment loss            (579,880)     (19,017)      (598,897)
Net realized income           2,485,330       81,504      2,566,834
Net increase in unrealized
 depreciation                  (768,732)     (25,750)      (794,482)
                              ---------       ------      ---------
Partners' capital,
  December 31, 2001           3,990,139       11,482      4,001,621

Net investment loss            (879,304)      (8,882)      (888,186)
Net realized income              80,423          812         81,235
Net increase in unrealized
 depreciation                (1,181,960)     (11,939)    (1,193,899)
                              ---------       ------      ---------
Partners' capital,
  December 31, 2002          $2,009,298      $(8,527)    $2,000,771
                              =========       ======      =========






The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN CASH FLOWS
-----------------------------------

                                     For the Years Ended December 31,
                                   -----------------------------------
                                    2002           2001          2000
                                   ------         ------        ------
Net (decrease) increase in
 partners' capital resulting
 from operations               $(2,000,850)   $1,173,455   $(2,790,986)

Adjustments to reconcile net
 (decrease) increase in
 partners' capital resulting
 from operations to net cash
 used by operating activities:
 Net increase in unrealized
  depreciation of equity
  investments                    1,193,899       794,482     1,818,021
 Net realized gain from
  sales of equity investments      (75,402)   (2,642,536)      (17,364)
 Realized gain from venture
  capital limited partnerships      (5,833)           --            --
 Realized losses from
  investment write-offs                 --       162,925       300,000
 Realized gain from recovery
  of investments previously
  written off                           --       (87,223)           --
 (Decrease) increase in accounts
  payable and accrued expenses     (16,585)       (6,054)       11,328
 Increase (decrease) in due to
  related parties                  135,536      (635,720)      603,761
 Other changes, net                    373        (2,429)         (280)
                                 ---------     ---------     ---------
    Net cash used by
     operating activities         (768,862)   (1,243,100)      (75,520)
                                 ---------     ---------     ---------
Cash flows from investing
 activities:
 Proceeds from sales of
  equity investments               209,670     3,497,732       143,131
 Purchases of equity
  investments                           --            --      (224,874)
 Proceeds from recovery of
  investments previously
  written off                           --        87,223            --
 Distribution from venture
  capital limited partnership
  investment                         5,833            --        20,864
                                 ---------     ---------     ---------
    Net cash provided (used)
     by investing activities       215,503     3,584,955       (60,879)
                                 ---------     ---------     ---------


STATEMENTS OF CHANGES IN CASH FLOWS (continued)
----------------------------------------------
                                     For the Years Ended December 31,
                                   -----------------------------------
                                    2002           2001          2000
                                   ------         ------        ------
Cash flows from financing
 activities:
 Repayment of short-term
  borrowings                            --            --        (2,646)
                                 ---------     ---------     ---------
    Net cash used by
     financing activities               --            --        (2,646)
                                 ---------     ---------     ---------
Net (decrease) increase in
 cash and cash equivalents        (553,359)    2,341,855      (139,045)

Cash and cash equivalents
 at beginning of year            2,378,800        36,945       175,990
                                 ---------     ---------     ---------
Cash and cash equivalents
 at end of year                $ 1,825,441    $2,378,800   $    36,945
                                 =========     =========     =========





























The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.  General
    -------

Organization
------------

Technology Funding Medical Partners I, L.P. (the Partnership or the Registrant) is a limited partnership organized under the laws of the State of Delaware on September 3, 1992. The purpose of the Partnership is to make venture capital investments in emerging growth companies. The Partnership elected to be treated as a business development company under the Investment Company Act of 1940, as amended (the Act), and operates as a non-diversified investment company, as defined in the Act. The Managing General Partners are Technology Funding Ltd. (TFL) and Technology Funding Inc. (TFI), a wholly owned subsidiary of TFL. There are also three Individual General Partners.

For the period from September 3, 1992, through May 3, 1993, the Partnership was inactive. The Partnership's registration statement was declared effective by the Securities and Exchange Commission on May 3, 1993, and the Partnership began selling Units of limited partnership interest (Units) in May 1993. On October 8, 1993, the minimum number of Units required to commence Partnership operations (12,000) had been sold. The offering terminated with 79,716 Units sold on May 3, 1995. The Partnership's original contributed capital was $7,937,676, consisting of $7,929,744 from Limited Partners for 79,716 Units and $7,932 from General Partners. The General Partners do not own any Units. The Partnership term expired on December 31, 2002, according to the Partnership Agreement, and the Independent General Partners elected not to extend the term as provided in the Partnership Agreement.

Dissolution of Partnership
--------------------------

In December 2002, the Managing General Partners adopted a plan of liquidation. In anticipation of the liquidation and dissolution, the Individual General Partner, in March 2002, approved the retention of an independent third party to value the Partnership's private holdings and subsequently engaged the third party to seek buyers for those investments. One of those holdings was sold prior to December 31, 2002. No buyers were located for the remaining holdings. Based upon the results of the independent third party's actions, the Managing General Partners determined that the fair value of the Partnership's investments in portfolio companies totaled $338,171. The Individual General Partners, acting as trustee for the Partnership, will proceed with liquidating the remaining assets of the Partnership in a timely fashion. It is possible there will be no willing buyers of the assets. The Liquidating Trustee will consider a number of options including abandonment of the assets or distribution to the Limited Partners.

It is anticipated that the General Partners will incur costs of $140,000 to wind up the affairs of the Partnership. In accordance with the liquidation basis of accounting, these amounts have been accrued as of December 31, 2002.

As of December 31, 2002, the gross amount of the Partnership's assets exceeds liabilities. Upon settlement of the liabilities of the Partnership, the remaining funds will be distributed to the Limited and General Partners, according to the Partnership Agreement.

2.  Summary of Significant Accounting Policies
    ------------------------------------------

Preparation of Financial Statements and Use of Estimates
--------------------------------------------------------

The accompanying financial statements have been prepared on the liquidation basis of accounting which requires that assets be presented at their realizable values and liabilities at their settlement amounts. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the estimate of fair value of investments, liabilities and contingencies. Because of the inherent uncertainty of valuation, the estimated fair value of investments may differ significantly from the values that would have been used had a ready market for investments existed, and the differences could be material.

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

At December 31, 2002 and 2001, the investment portfolio included investments totaling $20,501 and $1,272,222, respectively, whose fair values were established in good faith by the Managing General Partner in the absence of readily ascertainable market values. Because of the inherent uncertainty in the valuation, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

Venture capital limited partnership investments are valued based on the fair value of the underlying investments. Limited partnership distributions that are a return of capital reduce the cost basis of the Partnership's investment. Distributions from limited partnership cumulative earnings are reflected as realized gains by the Partnership.

In the case of an other-than-temporary decline in value below cost basis, an appropriate reduction in the cost basis is recognized as a realized loss with the new cost basis being adjusted to equal the fair value of the investment. Cost basis adjustments are reflected as "Realized loss from investment write-offs" on the Statements of Changes in Net Assets in Liquidation.

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

Net (Decrease) Increase in Partners' Capital Resulting from Operations
----------------------------------------------------------------------
Per Unit
--------

Net (decrease) increase in partners' capital resulting from operations per Unit is calculated by dividing the weighted average number of Units outstanding of 79,716 for the years ended December 31, 2002, 2001 and 2000, into the total net (decrease) increase in partners' capital resulting from operations allocated to the Limited Partners. The Managing General Partners contributed 0.1 percent of total Limited Partner capital contributions and did not receive any Partnership Units.

Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at December 31, 2002 and 2001, was $2,131,918 and $2,290,848, respectively. At December 31, 2002 and 2001, gross unrealized depreciation and appreciation on investments based on cost for federal income tax purposes were as follows:



                                      December 31,   December 31,
                                          2002           2001
                                      ------------   ------------
Unrealized appreciation               $    65,170    $   386,084
Unrealized depreciation                (1,858,917)    (1,010,594)
                                        ---------     ----------
Net unrealized depreciation           $(1,793,747)   $  (624,510)
                                        =========     ==========

New Accounting Pronouncement
----------------------------

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 will not require the restatement of previously issued financial statements. The Partnership has implemented early adoption of SFAS No. 146 to all applicable costs associated with exit or disposal activities incurred during 2002.


3.  Related Party Transactions
    --------------------------

Included in costs and expenses are related party costs as follows:

                                     For the Years Ended December 31,
                                     -------------------------------
                                       2002       2001        2000
                                      ------     ------      ------

  Management fees                     135,918   $148,024   $158,597
  Individual General Partners'
   compensation                        30,000     38,096     35,817
  Reimbursable operating expenses:
    Administrative and investor
     services                         210,940    150,075     98,363
    Investment operations              20,633     28,581    193,778
    Computer services                  33,283     54,461     39,158
    Liquidation expense               140,000         --         --


Management fees are equal to 2 percent of the total Limited Partner capital contributions for the first year of Partnership operations through the sixth year. Beginning in the seventh year (May 2001), management fees declined by 10 percent per year from the initial 2 percent. Management fees compensate the Managing General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. Management fees due to the Managing General Partners were $10,758 and $11,895 and were included in due to related parties at December 31, 2002 and 2001, respectively.

The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than Organizational and Offering expenses and General Partner Overhead) such as administrative and investor services, investment operations, and computer services. Prior to 2000, the Partnership Agreement stated that the Partnership could not reimburse the Managing General Partners for certain operational costs that aggregate more than 3 percent of total Limited Partner capital contributions. On December 8, 2000, the Limited Partners approved an amendment to the Partnership Agreement which removed the limit on reimbursement of operational costs effective January 1, 2000. The amount due from related parties at December 31, 2002 and 2001, was $128,550 and $8,123, respectively.

The Managing General Partners allocate operating expenses incurred in connection with the business of the Partnership based on employee hours incurred. In 2002, the Managing General Partners billed the Partnership for previously unbilled operating expenses of $20,543, $3,299 and $2,474 incurred during 2001, 2000 and prior years, respectively. In 2000, the Managing General Partners billed the Partnership an additional $158,179 for investment management expenses for prior years that were incurred by the General Partners but not previously billed to the Partnership. Had the additional expenses been billed in the years in which they were incurred, the investment expenses for 2002, 2001 and 2000 would have been $899,863, $623,176 and $543,656, respectively.

As compensation for their services, the Individual General Partners each receive $6,000 annually beginning on the Commencement Date, plus $1,000 for each attended meeting of the Independent General Partners or committee thereof. The Individual General Partners are reimbursed for all out-of-pocket expenses relating to attendance of the meetings, committees or otherwise of the Independent General Partners. The three Individual General Partners each own twenty Units.

Under the terms of a computer service agreement, Technology Administrative Management, a division of TFL, charges the Partnership for its share of computer support costs. These amounts are included in computer services expenses.

Retention bonuses were offered to and accepted by key employees of the Managing General Partners in late 2002. The expense for these bonuses, which were approved by the Individual General Partners during the September 2002 Independent General Partner meeting, was $48,690 and was paid and fully expensed in 2002. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. Upon the resignation of personnel no adjustment to the retention bonus amount previously paid by the Partnership to the Managing General Partners shall occur until a replacement person is hired.


Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based on their proportionate investments in the portfolio company. At December 31, 2002, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc. options with a fair value below the exercise price.

4.  Allocation of Profits and Losses
    --------------------------------

In accordance with the Partnership Agreement (see Note 2), net profits and losses of the Partnership are allocated based on the beginning-of-the-year partners' capital balances as follows:

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

5.  Equity Investments
    ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners. See Note 1 -- Equity Investments.

Marketable Equity Securities
----------------------------

At December 31, 2002 and 2001, marketable equity securities had an aggregate cost of $247,500 and an aggregate fair value of $312,670 and $229,967, respectively. The gross gains at December 31, 2002, were $65,170. At December 31, 2001, there were no gross gains.

Restricted Securities
---------------------

At December 31, 2002 and 2001, restricted securities had aggregate costs of $1,717,644 and $1,851,912, respectively, and aggregate fair values of $25,501 and $1,436,371, respectively, representing 1.2 percent and 35.9 percent, respectively, of the net assets of the Partnership.

Significant purchases and sales of investments during the year ended December 31, 2002, are as follows:

R2 Technology, Inc.
-------------------

In November 2002, the Partnership sold its entire investment in the company for $209,670 and realized a gain of $75,402.


Venture Capital Limited Partnership Investments
-----------------------------------------------

During 2002, the Partnership received a cash distribution of $5,833. This distribution was recorded as a realized gain.

In the year ended December 31, 2002, the Partnership recorded a $159,145 decrease in fair value primarily as a result of a net decrease in the fair value of the underlying investments of the partnership.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 2 to the financial statements.


6.  Net Increase in Unrealized Depreciation of Equity Investments
    -------------------------------------------------------------

In accordance with the accounting policy as stated in Note 2, the Statements of Changes in Net Assets in Liquidation include a line item entitled "Net increase in unrealized depreciation of equity investments." The table below discloses details of the changes:

                                 For the Years Ended December 31,
                               ------------------------------------
                                 2002          2001          2000
                               --------      --------      --------

Unrealized appreciation
 (depreciation) from cost
 of marketable equity
 securities                 $    65,170      $ (17,533)  $  (161,907)

Unrealized (depreciation)
 appreciation from cost of
 non-marketable equity
 securities                  (1,692,143)      (415,541)      523,315
                              ---------        -------     ---------
Unrealized (depreciation)
 appreciation from cost at
 end of year                 (1,626,973)      (433,074)      361,408

Unrealized (depreciation)
 appreciation from cost at
 beginning of year             (433,074)       361,408     2,179,429
                              ---------        -------     ---------
Net increase in unrealized
  depreciation of equity
  investments               $(1,193,899)     $(794,482)  $(1,818,021)
                              =========        =======     =========


7.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at December 31, 2002 and 2001, consisted of:

                                             2002         2001
                                            ------       ------
Demand accounts                         $   71,400   $   13,501
Money-market accounts                    1,754,041    2,365,299
                                         ---------    ---------
  Total                                 $1,825,441   $2,378,800
                                    =========    =========

8.  Short-Term Borrowings
    ---------------------

The Partnership had a borrowing account with a financial institution which was secured by the Partnership's Endocare shares. The outstanding balance of $932,778 was repaid upon the sale of these shares in December 2001. The weighted-average interest rate for the year ended December 31, 2001, was
6.29 percent. Interest expense totaled $32,159 and $4,238 for the years ended December 31, 2001 and 2000, respectively.

9.  Commitments and Contingencies
    -----------------------------

From time to time, the Partnership becomes a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At December 31, 2002, there were no unfunded investment commitments to portfolio companies and venture capital limited partnerships.

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

10. Financial Highlights
    --------------------

                                  For The Years Ended December 31,
                                 -----------------------------------
                                  2002           2001          2000
                                 ------         ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period              $49.84        $36.08       $69.82

Income (loss) from investment
 operations:
  Net investment loss             (11.03)        (7.27)       (8.57)
  Net realized and unrealized
   (loss) gain on investments     (13.82)        21.53       (26.09)
                                   -----         -----        -----

Total from investment
   operations                     (24.85)        14.26       (34.66)
                                   -----         -----        -----
Net asset value, end of period    $24.99        $50.34       $35.16
                                   =====         =====        =====


Total Return                     (49.86)%        39.52%      (49.64)%

Ratios to average net assets:

 Net investment income (loss)    (29.48)%       (16.83)%     (16.33)%

 Expenses                         30.72%         17.49%       16.69%


Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. The net asset values shown above assume the Partnership is in liquidation and capital has been contributed by the General Partners equal to the amount of deficit capital after liquidation at December 31, 2002. As of December 31, 2002, the General Partners have a negative capital balance of $8,527. Net asset value has been calculated in accordance with this provision of the Partnership Agreement.

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


                      TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.

                           By:  TECHNOLOGY FUNDING INC.
                                TECHNOLOGY FUNDING LTD.
                                Managing General Partners

Date:  March 25, 2003      By:  /s/Charles R. Kokesh
                                ---------------------
                                   Charles R. Kokesh
                                   President, Chief Executive Officer,
                                   Chief Financial Officer and Chairman of
                                   Technology Funding Inc. and
                                   Managing General Partner of
                                   Technology Funding Ltd.


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature         Capacity                   Date
          ---------         --------                   ----

 /s/Charles R. Kokesh      President, Chief        March 25, 2003
------------------------   Executive Officer,
    Charles R. Kokesh      Chief Financial
                           Officer and Chairman of
                           Technology Funding Inc.
                           and Managing General
                           Partner of Technology
                           Funding Ltd.


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


                              CERTIFICATION
                              -------------

I, Charles R. Kokesh, President, Chief Executive Officer, Chief Financial Officer and Chairman of Technology Funding Inc. and Managing General Partner of Technology Funding Limited, certify that:

1. I have reviewed this annual report on Form 10-K of Technology Funding Medical Partners I, L.P.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the entity, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and
c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 25, 2003            By:    /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited

Technology Funding Medical Partners I, L.P.    12:42 PM  03/25/03

Page 1 of 42
Technology Funding Medical Partners I, L.P.

Technology Funding Medical Partners I, L.P.

Technology Funding Medical Partners I, L.P.