Form 10-Q
period 2003-03-31
TECHNOLOGY FUNDING MEDICAL PARTNERS I L P
filed 2003-05-15
CIK 893755

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2003

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

   1107 Investment Blvd., Suite 180
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

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12B-2 of the Act).            Yes    No X
                                                     ---   ---

No active market for the units of limited partnership interests
("Units") exists, and therefore the market value of such Units cannot be determined.

Forward-Looking Statements
--------------------------

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Partnership. The Partnership and its representatives may from time to time make written or oral statements that are "forward-looking", including statements contained in this report and other filings with the Securities and Exchange Commission, and reports to the Partnership's shareholders and news releases. All statements that express expectations, estimates, forecasts and projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Partnership. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The Partnership undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

STATEMENTS OF NET ASSETS IN LIQUIDATION
---------------------------------------

                                           (unaudited)
                                            March 31,        December 31,
                                              2003               2002
                                          ------------       ------------
ASSETS

Equity investments (cost of
 $1,249,035 and $1,965,144 at March
 31, 2003, and December 31, 2002,
 respectively)                             $  274,037        $  338,171
Cash and cash equivalents                   1,555,380         1,825,441
Due from related parties                       29,072                --
Other assets                                      341               683
                                            ---------         ---------
     Total assets                          $1,858,830        $2,164,295
                                            =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses      $   20,608       $    24,216
Due to related parties                             --           139,308
                                            ---------         ---------
     Total liabilities                         20,608           163,524

Commitments and contingencies (See Note 7)

Partners' capital
 (79,716 Limited Partner Units
  outstanding)                              1,848,374         2,009,298
 General Partners                             (10,152)           (8,527)
                                            ---------         ---------
     Total partners' capital                1,838,222         2,000,771
                                            ---------         ---------
     Total liabilities and
       partners' capital                   $1,858,830        $2,164,295
                                            =========         =========
        The accompanying notes are an integral part of these financial statements.

STATEMENTS OF INVESTMENTS IN LIQUDATION
---------------------------------------

                                         Principal
                                         amount or        March 31, 2003        December 31, 2002
Industry                                 shares at       -----------------      -----------------
(1)                         Investment   March 31,       Cost       Fair        Cost        Fair
Company             Position   Date        2003          Basis      Value       Basis       Value
-------------       --------  ------   ------------      -----      -----       -----       -----
Equity Investments
------------------

Medical/Biotechnology
---------------------
0.0% and 1.0% at March 31, 2003, and December 31, 2002, respectively
--------------------------------------------------------------------
Acusphere, Inc.    Preferred   1995-
 (a)               shares      1997      340,635   $  706,251 $        0  $  706,251  $        0
Prolinx, Inc.      Preferred
 (a) (b)           shares      2001           --           --         --      27,355       2,733
Prolinx, Inc.      Common      1995-
 (a) (b)           shares      1998           --           --         --     688,461      17,768
Prolinx, Inc.      Preferred
 (a) (b)           share
                   warrants
                   at $.90;
                   expiring
                   2010        2001           --           --         --         293           0
                                                    ---------  ---------   ---------   ---------
                                                      706,251          0   1,422,360      20,501
                                                    ---------  ---------   ---------   ---------


STATEMENTS OF INVESTMENTS IN LIQUIDATION (continued)
---------------------------------------------------

Medical/Diagnostic Equipment
----------------------------
14.6% and 14.6% at March 31, 2003, and December 31, 2002, respectively
----------------------------------------------------------------------
LifeCell           Common      1996-
 Corporation       shares      2001      103,877      247,500    269,037     247,500     312,670
                                                    ---------  ---------   ---------   ---------
                                                      247,500    269,037     247,500     312,670
                                                    ---------  ---------   ---------   ---------

Pharmaceuticals
---------------
0.0% and 0.0% at March 31, 2003, and December 31, 2002, respectively
--------------------------------------------------------------------
Periodontix,       Preferred   1993-
 Inc. (a)          shares      1996      167,000      234,000          0     234,000           0
                                                    ---------  ---------   ---------   ---------
                                                      234,000          0     234,000           0
                                                    ---------  ---------   ---------   ---------

Environmental
-------------
0.0% and 0.0% at March 31, 2003, and December 31, 2002, respectively
--------------------------------------------------------------------
Triangle
 Biomedical
 Sciences,         Common
 Inc. (a)          shares      1999          366       10,248          0      10,248           0


STATEMENTS OF INVESTMENTS IN LIQUIDATION (continued)
---------------------------------------------------
Triangle           Common
 Biomedical        share
 Sciences,         warrant
 Inc. (a)          at $28.00;
                   expiring
                   2009        1999          366          366          0         366           0
                                                    ---------  ---------   ---------   ---------
                                                       10,614          0      10,614           0
                                                    ---------  ---------   ---------   ---------

Venture Capital Limited Partnership Investments
-----------------------------------------------
0.3% and 0.2% at March 31, 2003, and December 31, 2002, respectively
--------------------------------------------------------------------
Medical Science    Limited
 Partners II, L.P. Partnership
 (a)               interests   various  $250,000       50,670      5,000      50,670       5,000
                                                    ---------  ---------   ---------   ---------
                                                       50,670      5,000      50,670       5,000
                                                    ---------  ---------   ---------   ---------
Total equity investments - 14.9% and  15.8% at
 March 31, 2003, and December 31, 2002,
 respectively                                      $1,249,035 $  274,037  $1,965,144  $  338,171
                                                    =========  =========   =========   =========



STATEMENTS OF INVESTMENTS IN LIQUIDATION (continued)
---------------------------------------------------

Legend and footnotes:

 --   No investment held at end of period.
 0    Investment active with a carrying value or fair value of zero.

(a) Equity security acquired in a private placement transaction; resale may be subject to certain selling restrictions.
(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain selling restrictions.

(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at March 31, 2003, and December 31, 2002.



The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (unaudited)
-------------------------------------------------------------

                                                      For the Three
                                                   Months Ended March 31,
                                                  -----------------------
                                                     2003           2002
                                                     ----           ----
Investment income:
 Interest income                                 $   4,564       $  8,728
                                                   -------        -------
  Total investment income                            4,564          8,728

Investment expenses:
 Management fees                                    32,275         35,684
 Individual General Partners'
  compensation                                       7,500          9,705
 Administrative and investor
  services                                          31,147         67,496
 Investment operations                              13,163         14,483
 Professional fees                                  14,549         15,401
 Computer services                                   4,345          9,665
                                                   -------        -------
  Total investment expenses                        102,979        152,434
                                                   -------        -------
Net investment loss                                (98,415)      (143,706)
                                                   -------        -------
Net realized loss from write-off
 of equity investments                            (716,109)            --
                                                   -------        -------
Net decrease in unrealized depreciation
 of equity investments                             651,975        128,404
                                                   -------        -------
Net decrease in partners'
 capital resulting from operations               $(162,549)      $(15,302)
                                                   =======        =======
Net decrease in partners' capital
  resulting from operations per Unit              $   (2.02)   $     (0.19)
                                                   =======      =========


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN CASH FLOWS (unaudited)
----------------------------------------------

                                      For the Three Months Ended March 31,
                                      ------------------------------------
                                               2003             2002
                                              ------           ------
Net decrease in partners'
 capital resulting from operations         $ (162,549)     $   (15,302)

Adjustments to reconcile net decrease
 in partners' capital resulting
 from operations to net cash used by
 operating activities:
  Net decrease in unrealized depreciation
   of equity investments                     (651,975)        (128,404)
  Realized loss from write-off of
   equity investments                         716,109               --
  Decrease in accounts payable
   and accrued expenses                        (3,608)         (11,110)
  Increase in due from related
   parties                                   (168,380)         (28,911)
  Other changes, net                              342              417
                                            ---------        ---------
Net cash used by operating activities        (270,061)        (183,310)
                                            ---------        ---------

Net decrease in cash and cash equivalents    (270,061)        (183,310)

Cash and cash equivalents at beginning
 of year                                    1,825,441        2,378,800
                                            ---------        ---------
Cash and cash equivalents at March 31      $1,555,380       $2,195,490
                                            =========        =========





The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     Interim Financial Statements
       ----------------------------

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes, which would be presented, were such financial statements prepared in accordance with generally accepted accounting principles in the United States of America. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of the Managing General Partners, the accompanying interim financial statements reflect all adjustments necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.


2.    Termination and Liquidation of the Partnership
      ----------------------------------------------

The Partnership term expired on December 31, 2002, per the Partnership Agreement, and the Independent General Partners elected not to extend the term as provided in the Partnership Agreement. In December 2002, the Managing General Partners adopted a plan of liquidation. In anticipation of the liquidation and dissolution, the Individual General Partners, in March 2002, approved the retention of an independent third party to value the Partnership's private holding and subsequently engaged the third party to seek buyers for those investments. One of those holdings was sold prior to December 31, 2002. Based upon the results of the independent third party's actions, the Managing General Partners determined that the fair value of the Partnership's investments in portfolio companies totaled $338,171. The Individual General Partners, acting as Trustee for the Partnership, have proceeded with liquidating the remaining assets of the Partnership. In March 2003, the Individual General Partners received a third-party bid of $5,000 for the Partnership's holdings in Medical Science Partners II, L.P. The Managing General Partners reduced the fair value as of December 31, 2002, of Medical Science Partners II to reflect the current market value. An affiliated partnership has also expressed an interest in purchasing the Medical Science Partners II assets. The Individual General Partners approved a motion at their March 14, 2003, regular meeting to accept the highest offer received, even if it is from an affiliated entity, pending approval from the Securities and Exchange Commission and the Limited Partners. As of March 31, 2003, the Partnership's $716,109 investment in Prolinx, Inc. was written off. It is possible there will be no willing buyers for the remaining assets. The Liquidating Trustee will consider a number of options including abandonment of the remaining assets or distribution to the Limited Partners.


3.     Provision for Income Taxes
       --------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America, which may not equate to tax accounting. The cost of investments on a tax basis at March 31, 2003, and December 31, 2002, was $1,249,040 and $2,131,918,
respectively. At March 31, 2003, and December 31, 2002, gross unrealized appreciation and depreciation on investments based on cost for federal income tax purposes were as follows:

                                         March 31,     December 31,
                                           2003            2002
                                        ----------     ------------
Unrealized appreciation                 $  21,537      $    65,170
Unrealized depreciation                  (996,536)      (1,858,917)
                                          -------        ---------
Net unrealized depreciation             $(974,999)     $(1,793,747)
                                          =======        =========



4.     Related Party Transactions
       --------------------------
Related party costs are included in investment expenses shown on the Statements of Changes in Net Assets in Liquidation. Related party costs for the three months ended March 31, 2003 and 2002, were as follows:

                                               2003              2002
                                              ------            ------
Management fees                              $32,275           $35,684
Individual General Partners' compensation      7,500             9,705
Reimbursable operating expenses               32,313            72,274

Management fees are equal to 2 percent of the total Limited Partner capital contributions for the first year of Partnership operations through the sixth year. Beginning in the seventh year (May 2001), management fees declined by 10 percent per year from the initial 2 percent. Management fees compensate the Managing General Partners solely for general partner overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. Management fees due to the Managing General Partners were $10,758 at March 31, 2003, and December 31, 2002, respectively, and were netted against due from related parties at March 31, 2003, and included in due to related parties at December 31, 2002.

The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than organizational and offering expenses and general partner overhead) such as administrative and investor services, investment operations, and computer services. Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. Amounts due from related parties for such expenses were $39,830 at March 31, 2003. Amounts due to related parties were $128,550 at December 31, 2002.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based on their proportionate investments in the portfolio company. At March 31, 2003, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc. options with a fair value of $0.

Retention bonuses were offered to and accepted by key employees of the Managing General Partners in late 2002. The expense for these bonuses, approved by the Individual General Partners during the September 2002 Independent General Partner meeting, was $48,690 and was paid and fully expensed in 2002. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Managing General Partners in April 2007. Upon the resignation of personnel, no adjustment to the retention bonus amount previously paid by the Partnership to the Managing General Partners shall occur until a replacement person is hired.

5.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

Marketable equity securities had aggregate costs of $247,500 at March 31, 2003, and December 31, 2002, and aggregate fair values of $269,037 and $312,670 at March 31, 2003, and December 31, 2002, respectively. The net unrealized gain at March 31, 2003, included gross gains of $21,537. The gross gains at December 31, 2002, were $65,170.

Restricted Securities
---------------------

At March 31, 2003, and December 31, 2002, restricted securities had aggregate costs of $1,001,535 and $1,717,644, respectively, and aggregate fair values of $5,000 and $25,501, respectively, representing
0.3 percent and 1.2 percent of the net assets of the Partnership, respectively.


Significant purchases, sales and write-offs of equity investments during the quarter ended March 31, 2003, are as follows:


Prolinx, Inc.
-------------

In March 2003, the Partnership wrote off its entire investment of $716,109 in Prolinx, Inc. The company filed for Chapter 7 bankruptcy on March 27, 2003. There is no anticipated recovery for the shareholders.


Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments in Liquidation relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2002, Form 10-K.

6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at March 31, 2003, and December 31, 2002, consisted of:

                                               2003           2002
                                              ------         ------
Demand accounts                           $   66,776      $   71,400
Money market accounts                      1,488,604       1,754,041
                                           ---------       ---------
     Total                                $1,555,380      $1,825,441
                                           =========       =========

7.     Commitments and Contingencies
       -----------------------------

From time to time the Partnership becomes a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At March 31, 2003, there were no unfunded investment commitments to portfolio companies and venture capital limited partnerships.

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

8.     Financial Highlights
       --------------------

                                   For The Three Months Ended March 31,
                                   -----------------------------------
                                             2003          2002
                                            ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period                        $24.95       $50.34

(Loss) income from investment
 operations:
  Net investment loss                        (1.22)       (1.78)
  Net realized and unrealized
   gain (loss) on investments                (0.80)        1.59
                                            ------       ------
  Total from investment
   operations                                (2.02)       (0.19)
                                            ------       ------
Net asset value, end of period              $22.93       $50.15
                                            ======       ======


Total return                                 (8.09)%      (0.38)%

Ratios to average net assets:

 Net investment loss                         (5.10)%      (3.55)%

 Expenses                                     5.40%        3.81%


Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. The net asset values shown above assume the Partnership is in liquidation and capital has been contributed by the General Partners equal to the amount of deficit capital after liquidation at March 31, 2003. As of March 31, 2003, the General Partners have a negative capital balance of $10,152. Net asset value has been calculated in accordance with this provision of the Partnership Agreement.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

The Partnership term expired on December 31, 2002, per the Partnership Agreement, and the Independent General Partners elected not to extend the term as provided in the Partnership Agreement. In December 2002, the Managing General Partners adopted a plan of liquidation. In anticipation of the liquidation and dissolution, the Individual General Partners, in March 2002, approved the retention of an independent third party to value the Partnership's private holding and subsequently engaged the third party to seek buyers for those investments. One of those holdings was sold prior to December 31, 2002. Based upon the results of the independent third party's actions, the Managing General Partners determined that the fair value of the Partnership's investments in portfolio companies totaled $338,171. The Individual General Partners, acting as Trustee for the Partnership, have proceeded with liquidating the remaining assets of the Partnership. In March 2003, the Individual General Partners received a third-party bid of $5,000 for the Partnership's holdings in Medical Science Partners II, L.P. The Managing General Partners reduced the fair value as December 31, 2002, of Medical Science Partners II to reflect the current market value. An affiliated partnership has also expressed an interest in purchasing the Medical Science Partners II assets. The Individual General Partners approved a motion at their March 14, 2003, regular meeting to accept the highest offer received, even if it is from an affiliated entity, pending approval from the Securities and Exchange Commission and the Limited Partners. As of March 31, 2003, the Partnership's $716,109 investment in Prolinx, Inc. was written off. It is possible there will be no willing buyers for the remaining assets. The Liquidating Trustee will consider a number of options including abandonment of the remaining assets or distribution to the Limited Partners.

Liquidity and Capital Resources
-------------------------------

The Partnership operates as a business development company under the Investment Company Act of 1940 and makes venture capital investments in new and developing companies. The Partnership's financial condition is dependent upon the success of the portfolio companies. There is no ready market for many of the Partnership's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Partnership's investments in securities for which there are no available market quotes is subject to the estimate of the Managing General Partners in accordance with the valuation guidance described in Note 1 to the financial statements included in the Partnership's December 31, 2002 Form 10-K. In the absence of readily obtainable market values, the estimated fair value of the Partnership's investments may differ significantly from the values that would have been used had a ready market existed.

During the three months ended March 31, 2003, net cash used by operating activities totaled $270,061. The Partnership paid management fees of $32,275 to the Managing General Partners and reimbursed related parties for investment expenses of $200,693. In addition, $7,500 was paid to the Individual General Partners as compensation for their services. The Partnership paid other investment expenses of $34,157. Interest income of $4,564 was received.

Cash and cash equivalents at March 31, 2003, were $1,555,380. Future proceeds from investment sales and operating cash reserves are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in partners' capital resulting from operations was $162,549 for the three months ended March 31, 2003, compared to a net decrease in partners' capital resulting from operations of $15,302 for the same period in 2002.

During the quarter ended March 31, 2003, the Partnership wrote off its entire investment in Prolinx, Inc. The company filed for bankruptcy in March 2003, and there is no anticipated recovery for the shareholders. There were no write-offs during the same period in 2002.

Net unrealized depreciation on equity investments was $974,998 and $1,626,973 at March 31, 2003, and December 31, 2002, respectively. During the quarter ended March 31, 2003, the Partnership recorded a decrease in net unrealized depreciation on equity investments of $651,975 compared to a decrease in unrealized depreciation of $128,404 during the quarter ended March 31, 2002. The change in 2003 was primarily attributable to the write-off of the Partnership's entire investment in Prolinx, Inc. The change in 2002 was primarily attributable to an increase in the publicly traded price of LifeCell Corporation.

Total investment expenses were $102,979 for the quarter ended March 31, 2003, compared to $152,434 for the same period in 2002. The decrease is attributable to decreased administrative and investor services activity.

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

The certifying officer also has indicated that there were no significant changes in Technology Funding Partners III, L.P.'s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation other than changes needed to maintain adequate separation of duties and responsibilities of personnel in the ordinary course of business, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

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


Date:   May 15, 2003        By:    /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited


II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)	No reports on Form 8-K were filed by the Partnership during the
Quarter ended March 31, 2003.

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


                      TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.


                           By:  TECHNOLOGY FUNDING INC.
                                TECHNOLOGY FUNDING LTD.
                                Managing General Partners




Date:  May 15, 2003        By:    /s/Charles R. Kokesh
                                ---------------------
                                   Charles R. Kokesh
                                   President, Chief Executive Officer,
                                   Chief Financial Officer and
                                   Chairman of Technology Funding Inc.
                                   and Managing General Partner of
                                   Technology Funding Ltd.





                             CERTIFICATION
                             -------------

In connection with the Technology Funding Medical Partners I, L.P. (the Partnership) Quarterly Report on Form 10-Q for the period ending March 31, 2003, as filed with the Securities and Exchange Commission (the Report), I Charles, R. Kokesh, President, Chief Executive Officer, Chief Financial Officer and Chairman of Technology Funding Inc. and Managing General Partner of Technology Funding Limited, certify, pursuant to 18 U.S.C. Section 1350, as added Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934; and

2. To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership as of and for the period covered by the Report.


Date:    May 15, 2003       By:   /s/Charles R. Kokesh
                                 ------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited