Form 10-Q
period 2003-06-30
TECHNOLOGY FUNDING MEDICAL PARTNERS I L P
filed 2003-08-13
CIK 893755

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2003

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

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Partnership. The Partnership and its representatives may from time to time make written or oral statements that are "forward-looking," including statements contained in this report and other filings with the Securities and Exchange Commission, and reports to the Partnership's shareholders and news releases. All statements that express expectations, estimates, forecasts and projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements, which constitute forward-looking statements, may be made by or on behalf of the Partnership. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "projects," "forecasts," "may," "should," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The Partnership undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

STATEMENTS OF NET ASSETS IN LIQUIDATION
---------------------------------------

                                           (unaudited)
                                            June 30,        December 31,
                                              2003               2002
                                          ------------       ------------
ASSETS

Equity investments (cost of
 $1,249,035 and $1,965,144 at June
 30, 2003, and December 31, 2002,
 respectively)                             $  774,917        $  338,171
Cash and cash equivalents                   1,500,402         1,825,441
Other assets                                       --               683
                                            ---------         ---------
     Total assets                          $2,275,319        $2,164,295
                                            =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses      $   10,484       $    24,216
Due to related parties                          3,652           139,308
                                            ---------         ---------
     Total liabilities                         14,136           163,524

Commitments and contingencies (See Note 7)

Partners' capital
 (79,716 Limited Partner Units
  outstanding)                              2,258,664         2,009,298
 General Partners                               2,519            (8,527)
                                            ---------         ---------
     Total partners' capital                2,261,183         2,000,771
                                            ---------         ---------
     Total liabilities and
       partners' capital                   $2,275,319        $2,164,295
                                            =========         =========

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF INVESTMENTS IN LIQUDATION
---------------------------------------

                                         Principal
                                         amount or         June 30, 2003        December 31, 2002
Industry                                 shares at       -----------------      -----------------
(1)                         Investment   June 30,        Cost        Fair       Cost        Fair
Company             Position   Date        2003          Basis       Value      Basis       Value
-------------       --------  ------   ------------      -----       -----      -----       -----
Equity Investments
------------------

Medical/Biotechnology
---------------------
10.6% and 1.0% at June 30, 2003, and December 31, 2002, respectively
--------------------------------------------------------------------
Acusphere, Inc.    Preferred   1995-
 (a)               shares      1997      340,635   $  706,251   $240,144  $  706,251    $      0
Prolinx, Inc.      Preferred
 (a) (b)           shares      2001           --           --         --      27,355       2,733
Prolinx, Inc.      Common      1995-
 (a) (b)           shares      1998           --           --         --     688,461      17,768
Prolinx, Inc.      Preferred
 (a) (b)           share
                   warrants
                   at $.90;
                   expiring
                   2010        2001           --           --         --         293           0
                                                    ---------    -------   ---------     -------
                                                      706,251    240,144   1,422,360      20,501
                                                    ---------    -------   ---------     -------


STATEMENTS OF INVESTMENTS IN LIQUIDATION (continued)
---------------------------------------------------

Medical/Diagnostic Equipment
----------------------------
23.3% and 14.6% at June 30, 2003, and December 31, 2002, respectively
---------------------------------------------------------------------
LifeCell           Common      1996-
 Corporation       shares      2001      103,877      247,500    529,773     247,500     312,670
                                                    ---------    -------   ---------     -------
                                                      247,500    529,773     247,500     312,670
                                                    ---------    -------   ---------     -------

Pharmaceuticals
---------------
0.0% and 0.0% at June 30, 2003, and December 31, 2002, respectively
-------------------------------------------------------------------
Periodontix,       Preferred   1993-
 Inc. (a)          shares      1996      167,000      234,000          0     234,000           0
                                                    ---------    -------   ---------     -------
                                                      234,000          0     234,000           0
                                                    ---------    -------   ---------     -------

Environmental
-------------
0.0% and 0.0% at June 30, 2003, and December 31, 2002, respectively
-------------------------------------------------------------------
Triangle
 Biomedical
 Sciences,         Common
 Inc. (a)          shares      1999          366       10,248          0      10,248           0


STATEMENTS OF INVESTMENTS IN LIQUIDATION (continued)
---------------------------------------------------
Triangle           Common
 Biomedical        share
 Sciences,         warrant
 Inc. (a)          at $28.00;
                   expiring
                   2009        1999          366          366          0         366           0
                                                    ---------    -------   ---------     -------
                                                       10,614          0      10,614           0
                                                    ---------    -------   ---------     -------

Venture Capital Limited Partnership Investments
-----------------------------------------------
0.2% and 0.2% at June 30, 2003, and December 31, 2002, respectively
-------------------------------------------------------------------
Medical Science    Limited
 Partners II, L.P. Partnership
 (a)               interests   various  $250,000       50,670      5,000      50,670       5,000
                                                    ---------    -------   ---------     -------
                                                       50,670      5,000      50,670       5,000
                                                    ---------    -------   ---------     -------
Total equity investments - 34.1% and  15.8% at
 June 30, 2003, and December 31, 2002,
 respectively                                      $1,249,035   $774,917  $1,965,144    $338,171
                                                    =========    =======   =========     =======



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

(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at June 30, 2003, and December 31, 2002.



The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (unaudited)
-------------------------------------------------------------

                                                    For the Three Months       For the Six Months
                                                       Ended June 30,            ended June 30,
                                                    ---------------------    ---------------------
                                                      2003         2002          2003         2002
                                                     ------       ------        ------       ------
Investment income:
 Interest income                                   $  3,818     $  7,315    $    8,382    $  16,043

Investment expenses:
 Management fees                                     30,847       35,684        63,122       71,368
 Individual General Partners' compensation            7,500        4,295        15,000       14,000
 Administrative and investor services                26,866       84,581        58,013      152,077
 Investment operations                                1,290        4,832        14,453       19,315
 Professional fees                                   11,793       47,939        26,342       63,340
 Computer services                                    3,441       11,332         7,786       20,997
                                                    -------      -------     ---------      -------
  Total investment expenses                          81,737      188,663       184,716      341,097
                                                    -------      -------     ---------      -------
Net investment loss                                 (77,919)    (181,348)     (176,334)    (325,054)
                                                    -------      -------     ---------      -------


STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (unaudited) (continued)
-------------------------------------------------------------------------

Net realized loss from write-off of
  equity investment                                      --           --      (716,109)          --


Net decrease (increase) in unrealized
  depreciation of equity investments                500,880     (881,200)    1,152,855     (752,796)
                                                    -------    ---------     ---------    ---------
Net increase (decrease) in partners'
  capital resulting from operations                $422,961  $(1,062,548)   $  260,412  $(1,077,850)
                                                    =======    =========     =========    =========
Net increase (decrease) in partners' capital
  resulting from operations per Unit               $   5.15  $    (13.20)   $     3.13  $    (13.39)
                                                    =======    =========     =========    =========



















The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                         For the Six Months Ended June 30,
                                         ---------------------------------
                                               2003             2002
                                              ------           ------
Net increase (decrease) in partners'
 capital resulting from operations         $  260,412      $(1,077,850)

Adjustments to reconcile net increase
 (decrease) in partners' capital
 resulting from operations to net cash
 used by operating activities:
  Net (decrease) increase in unrealized
   depreciation of equity investments      (1,152,855)          752,796
  Realized loss from write-off of equity
   investments                                716,109                --
  Decrease in accounts payable and accrued
   expenses                                   (13,732)          (5,694)
  Decrease in due to related
   parties                                   (135,656)         (18,772)
  Other changes, net                              683            1,056
                                            ---------        ---------
Net cash used by operating activities        (325,039)        (348,464)
                                            ---------        ---------
Cash and cash equivalents at beginning
 of year                                    1,825,441        2,378,800
                                            ---------        ---------
Cash and cash equivalents at June 30       $1,500,402      $ 2,030,336
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

2.    Termination and Liquidation of the Partnership
      ----------------------------------------------

The Partnership term expired on December 31, 2002, per the Partnership Agreement, and the Independent General Partners elected not to extend the term as provided in the Partnership Agreement. In December 2002, the Managing General Partners adopted a plan of liquidation. In anticipation of the liquidation and dissolution, the Individual General Partners, in March 2002, approved the retention of an independent third party to value the Partnership's private holding and subsequently engaged the third party to seek buyers for those investments. One of those holdings was sold prior to December 31, 2002. After a diligent effort, the independent third party was unable to find buyers for the remaining assets. Subsequently, the Managing General Partners determined that the fair value of the Partnership's investments in portfolio companies totaled $338,171. As of March 31, 2003, the Partnership's $716,109 investment in Prolinx, Inc. was written off.

The Individual General Partners did not foresee a liquidity event for either of the two remaining investments, Acusphere, Inc. and Medical Science Partners II, L.P., and in June 2003, approved a motion to make a charitable donation of the holdings to an appropriate beneficiary.
However, on July 1, 2003, Acusphere filed a registration statement with the Securities and Exchange Commission ("SEC") for an initial public offering. At a Special Meeting on July 30, 2003, the Individual General Partners rescinded their earlier action to donate the remaining assets and unanimously directed the Managing General Partners to wait for Acusphere to go public and then take the earliest possible exit opportunity in light of market conditions. In an effort to reduce operating expenses in the interim, the Partnership plans to file a proxy statement seeking Limited Partner approval of the withdrawal of the Partnership's election to be regulated as a Business Development Company ("BDC") and the amendment of the Partnership Agreement to allow the Individual General Partners to resign after the Form 15 withdrawing the BDC election is filed and accepted by the SEC.

3.     Provision for Income Taxes
       --------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America, which may not equate to tax accounting. The cost of investments on a tax basis at June 30, 2003, and December 31, 2002, was $1,415,809 and $2,131,918,
respectively. At June 30, 2003, and December 31, 2002, gross unrealized appreciation and depreciation on investments based on cost for federal income tax purposes were as follows:

                                         June 30,      December 31,
                                           2003            2002
                                        ----------     ------------
Unrealized appreciation                 $ 282,269      $    65,170
Unrealized depreciation                  (923,161)      (1,858,917)
                                          -------        ---------
Net unrealized depreciation             $(640,892)     $(1,793,747)
                                          =======        =========

4.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Changes in Net Assets in Liquidation. Related party costs for the six months ended June 30, 2003 and 2002, were as follows:

                                               2003              2002
                                              ------            ------
Management fees                             $ 63,122           $71,368
Individual General Partners' compensation     15,000            14,000
Operating expenses reimbursed to
 related parties                              69,477           150,166


Management fees are equal to 2 percent of the total Limited Partner capital contributions for the first year of Partnership operations through the sixth year. Beginning in the seventh year (May 2001), management fees declined by 10 percent per year from the initial 2 percent. Management fees compensate the Managing General Partners solely for general partner overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. Management fees due to the Managing General Partners were $9,331 and $10,758 at June 30, 2003, and December 31, 2002, respectively, and were netted against due from related parties at June 30, 2003, and included in due to related parties at December 31, 2002.

The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than organizational and offering expenses and general partner overhead) such as administrative and investor services, investment operations, and computer services. Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. Amounts due from related parties for such expenses were $5,679 at June 30, 2003. Amounts due to related parties were $128,550 at December 31, 2002.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based on their proportionate investments in the portfolio company. At June 30, 2003, the Partnership and affiliated partnerships had an indirect interest in non-transferable Endocare, Inc. options with a fair value of $17,969.

5.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

Marketable equity securities had aggregate costs of $247,500 at June 30, 2003, and December 31, 2002, and aggregate fair values of $529,773 and $312,670 at June 30, 2003, and December 31, 2002, respectively. The net unrealized gain at June 30, 2003, equaled the gross gains of $282,269. The gross gains at December 31, 2002, were $65,170.

Restricted Securities
---------------------

At June 30, 2003, and December 31, 2002, restricted securities had aggregate costs of $1,001,535 and $1,717,644, respectively, and aggregate fair values of $245,144 and $25,501, respectively, representing 10.8 percent and 1.2 percent of the net assets of the Partnership, respectively.

Significant purchases, sales and write-offs of equity investments during the six months ended June 30, 2003, are as follows:

Prolinx, Inc.
-------------

In March 2003, the Partnership wrote off its entire investment of $716,109 in Prolinx, Inc., a private portfolio company in the biotechnology industry. Prolinx, Inc. filed for Chapter 7 bankruptcy on March 27, 2003. There is no anticipated recovery for the shareholders.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2002, Form 10-K.

6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at June 30, 2003, and December 31, 2002, consisted of:

                                               2003           2002
                                              ------         ------
Demand accounts                           $    8,000      $   71,400
Money market accounts                      1,492,402       1,754,041
                                           ---------       ---------
     Total                                $1,500,402      $1,825,441
                                           =========       =========

7.     Commitments and Contingencies
       -----------------------------

From time to time the Partnership becomes a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At June 30, 2003, there were no unfunded investment commitments to portfolio companies and venture capital limited partnerships.

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

8.     Financial Highlights
       --------------------

                                     For The Six Months Ended June 30,
                                     --------------------------------
                                             2003          2002
                                            ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period                        $25.24       $50.08

Loss from investment
 operations:
  Net investment loss                        (2.12)       (4.04)
  Net realized and unrealized
   gain (loss) on investments                 5.25        (9.35)
                                             -----        -----
  Total from investment
   operations                                 3.13       (13.39)
                                             -----        -----
Net asset value, end of period              $28.37       $36.69
                                             =====        =====


Total return                                  12.40%      (26.73)%

Ratios to average net assets:

 Net investment loss                          (7.90)%      (9.31)%

 Expenses                                      8.65%        9.86%


Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. The net asset values shown above assume the Partnership is in liquidation and capital has been contributed by the General Partners equal to the amount of deficit capital, in any, after liquidation at June 30, 2003. Net asset value has been calculated in accordance with this provision of the Partnership Agreement.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

The Partnership term expired on December 31, 2002, per the Partnership Agreement, and the Independent General Partners elected not to extend the term as provided in the Partnership Agreement. In December 2002, the Managing General Partners adopted a plan of liquidation. In anticipation of the liquidation and dissolution, the Individual General Partners, in March 2002, approved the retention of an independent third party to value the Partnership's private holding and subsequently engaged the third party to seek buyers for those investments. One of those holdings was sold prior to December 31, 2002. After a diligent effort, the independent third party was unable to find buyers for the remaining assets. Subsequently, the Managing General Partners determined that the fair value of the Partnership's investments in portfolio companies totaled $338,171. As of March 31, 2003, the Partnership's $716,109 investment in Prolinx, Inc. was written off.

The Individual General Partners did not foresee a liquidity event for either of the two remaining investments, Acusphere, Inc. and Medical Science Partners II, L.P., and in June 2003, approved a motion to make a charitable donation of the holdings to an appropriate beneficiary.
However, on July 1, 2003, Acusphere filed a registration statement with the Securities and Exchange Commission ("SEC") for an initial public offering. At a Special Meeting on July 30, 2003, the Individual General Partners rescinded their earlier action to donate the remaining assets and unanimously directed the Managing General Partners to wait for Acusphere to go public and then take the earliest possible exit opportunity in light of market conditions. In an effort to reduce operating expenses in the interim, the Partnership plans to file a proxy statement seeking Limited Partner approval of the withdrawal of the Partnership's election to be regulated as a Business Development Company ("BDC") and the amendment of the Partnership Agreement to allow the Individual General Partners to resign after the Form 15 withdrawing the BDC election is filed and accepted by the SEC.

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

During the six months ended June 30, 2003, net cash used by operating activities totaled $325,039. The Partnership paid management fees of $63,122 to the Managing General Partners and reimbursed related parties for investment expenses of $205,133. In addition, $15,000 was paid to the Individual General Partners as compensation for their services. The Partnership paid other investment expenses of $50,166. Interest income of $8,382 was received.

Cash and cash equivalents at June 30, 2003, were $1,500,402. Future proceeds from investment sales and operating cash reserves are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net increase in partners' capital resulting from operations was $422,961 for the quarter ended June 30, 2003, compared to a net decrease in partners' capital resulting from operations of $1,062,548 for the same period in 2002.

Net unrealized depreciation on equity investments was $474,118 and $1,626,973 at June 30, 2003, and December 31, 2002, respectively. During the quarter ended June 30, 2003, the Partnership recorded a decrease in net unrealized depreciation on equity investments of $500,880 compared to an increase in unrealized depreciation of $881,200 during the quarter ended June 30, 2002. The change in 2003 was attributable to an increase in the fair value of Acusphere, Inc., a private portfolio company in the biotechnology industry, an increase in the publicly traded price of LifeCell Corporation, and the write-off of the Partnership's entire investment in Prolinx, Inc. The change in 2002 was primarily attributable to a decrease in the fair value of Prolinx, Inc.

Total investment expenses were $81,737 for the quarter ended June 30, 2003, compared to $188,663 for the same period in 2002. The decrease is attributable to decreased administrative and investor services activity.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

Current six months compared to corresponding six months in the preceding
------------------------------------------------------------------------
year
----

Net decrease in partners' capital resulting from operations was $422,961 for the six months ended June 30, 2003, compared to a net decrease in partners' capital resulting from operations of $1,077,850 for the same period in 2002.

During the six months ended June 30, 2003, the Partnership wrote off its entire investment in Prolinx, Inc., a private portfolio company in the biotechnology industry. The company filed for bankruptcy in March 2003, and there is no anticipated recovery for the shareholders. There were no write-offs during the same period in 2002.

Net unrealized depreciation on equity investments was $474,118 and $433,074 at June 30, 2003, and December 31, 2002, respectively. During the six months ended June 30, 2003, the Partnership recorded a decrease in net unrealized depreciation on equity investments of $1,152,855 compared to an increase in unrealized depreciation of $752,796 for the six months ended June 30, 2002. The change in 2003 was attributable to an increase in the fair value of Acusphere, Inc., a private portfolio company in the biotechnology industry, an increase in the publicly traded price of LifeCell Corporation, and the write-off of the Partnership's entire investment in Prolinx, Inc. The change in 2002 was primarily attributable to a decrease in the fair value of Acusphere, Inc.

Total investment expenses were $184,716 for the six months ended June 30, 2003, compared to $341,097 for the same period in 2002. The decrease is primarily attributable to decreased administrative and investor services activity and decreased professional fees.

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



                              CERTIFICATION
                              -------------

I, Charles R. Kokesh, President, Chief Executive Officer, Chief Financial Officer and Chairman of Technology Funding Inc. and Managing General Partner of Technology Funding Ltd., certify that:

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


Date:   August 11, 2003            By:    /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Ltd.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)	No reports on Form 8-K were filed by the Partnership during the
Quarter ended June 30, 2003.

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


                      TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.


                           By:  TECHNOLOGY FUNDING INC.
                                TECHNOLOGY FUNDING LTD.
                                Managing General Partners




Date:  August 11, 2003    By:    /s/Charles R. Kokesh
                                ---------------------
                                   Charles R. Kokesh
                                   President, Chief Executive Officer,
                                   Chief Financial Officer and
                                   Chairman of Technology Funding Inc.
                                   and Managing General Partner of
                                   Technology Funding Ltd.




                             CERTIFICATION
                             -------------

In connection with the Technology Funding Medical Partners I, L.P. (the Partnership) Quarterly Report on Form 10-Q for the period ending June 30, 2003, as filed with the Securities and Exchange Commission (the Report), I, Charles R. Kokesh, President, Chief Executive Officer, Chief Financial Officer and Chairman of Technology Funding Inc. and Managing General Partner of Technology Funding Ltd., certify, pursuant to 18 U.S.C. Section 1350, as added Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934; and

2. To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership as of and for the period covered by the Report.


Date:   August 11, 2003      By:   /s/Charles R. Kokesh
                                 ------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Ltd.