Form 10-Q
period 2003-11-13
TECHNOLOGY FUNDING MEDICAL PARTNERS I L P
filed 2003-11-13
CIK 893755

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2003

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

STATEMENTS OF NET ASSETS IN LIQUIDATION
---------------------------------------

                                           (unaudited)
                                          September 30,     December 31,
                                              2003               2002
                                          -------------     ------------
ASSETS

Equity investments (cost of
 $1,015,040 and $1,965,144 at September
 30, 2003, and December 31, 2002,
 respectively)                             $1,221,559        $  338,171
Cash and cash equivalents                   1,433,751         1,825,441
Other assets                                       32               683
                                            ---------         ---------
     Total assets                          $2,655,342        $2,164,295
                                            =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses      $    3,177       $    24,216
Due to related parties                         14,660           139,308
                                            ---------         ---------
     Total liabilities                         17,837           163,524

Commitments and contingencies (See Note 7)

Partners' capital:
 Limited Partners (79,716 Units
   outstanding)                             2,620,563         2,009,298
 General Partners                              16,942            (8,527)
                                            ---------         ---------
     Total partners' capital                2,637,505         2,000,771
                                            ---------         ---------
     Total liabilities and
       partners' capital                   $2,655,342        $2,164,295
                                            =========         =========

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF INVESTMENTS IN LIQUIDATION
---------------------------------------

                                         Principal
                                         amount or      September 30, 2003      December 31, 2002
Industry                                 shares at      ------------------      -----------------
(1)                         Investment   September      Cost         Fair       Cost        Fair
Company            Position    Date      30, 2003       Basis        Value      Basis       Value
-------------      -------- ---------- ------------     -----        -----      -----       -----
Equity Investments
------------------

Medical/Biotechnology
---------------------
22.8% and 1.0% at September 30, 2003, and December 31, 2002, respectively
-------------------------------------------------------------------------
Acusphere, Inc.    Common      1995-
 (a)               shares      1997       61,707   $  706,251   $604,723  $  706,251    $      0
Prolinx, Inc.      Preferred
 (a) (b)           shares      2001           --           --         --      27,355       2,733
Prolinx, Inc.      Common      1995-
 (a) (b)           shares      1998           --           --         --     688,461      17,768
Prolinx, Inc.      Preferred
 (a) (b)           share
                   warrants
                   at $.90;
                   expiring
                   2010        2001           --           --         --         293           0
                                                    ---------  ---------   ---------     -------
                                                      706,251    604,723   1,422,360      20,501
                                                    ---------  ---------   ---------     -------


STATEMENTS OF INVESTMENTS IN LIQUIDATION (continued)
---------------------------------------------------

Medical/Diagnostic Equipment
----------------------------
23.0% and 14.6% at September 30, 2003, and December 31, 2002, respectively
--------------------------------------------------------------------------
LifeCell           Common      1996-
 Corporation       shares      2001      103,877      247,504    611,836     247,500     312,670
                                                    ---------  ---------   ---------     -------
                                                      247,504    611,836     247,500     312,670
                                                    ---------  ---------   ---------     -------

Pharmaceuticals
---------------
0.0% and 0.0% at September 30, 2003, and December 31, 2002, respectively
------------------------------------------------------------------------
Periodontix,       Preferred   1993-
 Inc. (a)          shares      1996            0            0          0     234,000           0
                                                    ---------  ---------   ---------     -------
                                                            0          0     234,000           0
                                                    ---------  ---------   ---------     -------

Environmental
-------------
0.0% and 0.0% at September 30, 2003, and December 31, 2002, respectively
------------------------------------------------------------------------
Triangle
 Biomedical
 Sciences,         Common
 Inc. (a)          shares      1999          366       10,248          0      10,248           0


STATEMENTS OF INVESTMENTS IN LIQUIDATION (continued)
---------------------------------------------------
Triangle           Common
 Biomedical        share
 Sciences,         warrant
 Inc. (a)          at $28.00;
                   expiring
                   2009        1999          366          366          0         366           0
                                                    ---------  ---------   ---------     -------
                                                       10,614          0      10,614           0
                                                    ---------  ---------   ---------     -------

Venture Capital Limited Partnership Investment
-----------------------------------------------
0.2% and 0.2% at September 30, 2003, and December 31, 2002, respectively
------------------------------------------------------------------------
Medical Science    Limited
 Partners II, L.P. Partnership
 (a)               interests   various  $250,000       50,671      5,000      50,670       5,000
                                                    ---------  ---------   ---------     -------
                                                       50,671      5,000      50,670       5,000
                                                    ---------  ---------   ---------     -------
Total equity investments - 46.0% and  15.8% at
 September 30, 2003, and December 31, 2002,
 respectively                                      $1,015,040 $1,221,559  $1,965,144    $338,171
                                                    =========  =========   =========     =======



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

(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at September 30, 2003, and December 31, 2002.

















The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (unaudited)
-------------------------------------------------------------

                                                    For the Three Months       For the Nine Months
                                                     Ended September 30,        Ended September 30,
                                                    ---------------------     ---------------------
                                                      2003         2002         2003         2002
                                                     ------       ------       ------       ------
Investment income:
 Interest income                                   $  2,762    $   6,469    $   11,143  $    22,512

Investment expenses:
 Management fees                                     30,134       32,275        93,255      103,643
 Individual General Partners' compensation            6,440        8,500        21,440       22,500
 Administrative and investor services                25,046       40,773        83,059      192,850
 Investment operations                                2,067        4,944        16,520       24,259
 Professional fees                                    5,978       91,902        32,320      155,242
 Computer services                                    3,417        5,146        11,203       26,143
                                                    -------      -------     ---------    ---------
  Total investment expenses                          73,082      183,540       257,797      524,637
                                                    -------      -------     ---------    ---------
Net investment loss                                 (70,320)    (177,071)     (246,654)    (502,125)
                                                    -------      -------     ---------    ---------


STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (unaudited) (continued)
-------------------------------------------------------------------------

Net realized gain from venture capital limited
  partnership investments                                --        5,833            --        5,833
Net realized loss from write-off of equity
  investments                                      (234,000)          --      (950,110)          --
                                                    -------      -------     ---------    ---------
Net realized (loss) income                         (304,320)       5,833    (1,196,764)       5,833
                                                    -------      -------     ---------    ---------

Net decrease (increase) in unrealized
  depreciation of equity investments                680,644     (302,389)    1,833,499   (1,055,185)
                                                    -------      -------     ---------    ---------

Net increase (decrease) in partners'
  capital resulting from operations                $376,324    $(473,627)   $  636,735  $(1,551,477)
                                                    =======      =======     =========    =========

Net increase (decrease) in partners' capital
  resulting from operations per Unit               $    .15    $   (5.88)   $     7.67  $    (19.27)
                                                    =======      =======     =========    =========















The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
-----------------------------------

                                                For the Nine Months
                                                Ended September 30,
                                              -----------------------
                                               2003             2002
                                              ------           ------
Net increase (decrease) in partners'
 capital resulting from operations         $  636,736      $(1,551,477)

Adjustments to reconcile net increase
 (decrease) in partners' capital
 resulting from operations to net cash
 used by operating activities:
  Net (decrease) increase in unrealized
   depreciation of equity investments      (1,833,499)       1,055,185
  Net realized loss from write-off of
   equity investments                         950,109               --
  Net realized gain from venture capital
   limited partnership investments                 --           (5,833)
  Decrease in accounts payable and accrued
   expenses                                   (21,039)         (26,154)
  Decrease in due to related parties         (124,648)         (35,716)
  Other changes, net                              651               31
                                            ---------        ---------
Net cash used by operating activities        (391,690)        (563,964)
                                            ---------        ---------


STATEMENTS OF CASH FLOWS (unaudited) (continued)
-----------------------------------------------

Cash flows from investing activities:
  Proceeds from venture capital
   limited partnership investments                 --            5,833
                                             --------        ---------
  Net cash provided by investing activities        --            5,833
                                             --------        ---------

  Net decrease in cash and cash equivalents  (391,690)        (558,131)

Cash and cash equivalents at beginning
  of year                                   1,825,441        2,378,800
                                            ---------        ---------
Cash and cash equivalents at
  September 30                             $1,433,751      $ 1,820,669
                                            =========        =========



























The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     Interim Financial Statements
       ----------------------------

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes, which would be presented were such financial statements prepared in accordance with generally accepted accounting principles in the United States of America. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of the Managing General Partners, the accompanying interim financial statements reflect all adjustments necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

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

The Individual General Partners did not foresee a liquidity event for either of the two remaining investments, Acusphere, Inc. and Medical Science Partners II, L.P., and in June 2003, approved a motion to make a charitable donation of the holdings to an appropriate beneficiary.
However, on July 1, 2003, Acusphere filed a registration statement with the Securities and Exchange Commission ("SEC") for an initial public offering. At a Special Meeting on July 30, 2003, the Individual General Partners rescinded their earlier action to donate the remaining assets and unanimously directed the Managing General Partners to wait for Acusphere to go public and then take the earliest possible exit opportunity after the 180-day lock-up period in light of market conditions. In an effort to reduce operating expenses in the interim, the Partnership plans to file a proxy statement seeking Limited Partner approval of the withdrawal of the Partnership's election to be regulated as a Business Development Company ("BDC") and the amendment of the Partnership Agreement to allow the Individual General Partners to resign after the Form 15 withdrawing the BDC election is filed and accepted by the SEC.

3.     Provision for Income Taxes
       --------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America, which may not equate to tax accounting. The cost of investments on a tax basis at September 30, 2003, and December 31, 2002, was $1,181,807 and $2,131,918,
respectively. At September 30, 2003, and December 31, 2002, gross unrealized appreciation and depreciation on investments based on cost for federal income tax purposes were as follows:

                                         September 30,       December 31,
                                             2003               2002
                                         ------------        -----------
Unrealized appreciation                    $ 364,332        $    65,170
Unrealized depreciation                     (324,574)        (1,858,917)
                                             -------          ---------
Net unrealized appreciation
  (depreciation)                           $  39,758        $(1,793,747)
                                             =======          =========



4.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Changes in Net Assets in Liquidation. Related party costs for the nine months ended September 30, 2003 and 2002, were as follows:

                                               2003              2002
                                              ------            ------
Management fees                              $93,255          $103,643
Individual General Partners' compensation     21,440            22,500
Operating expenses reimbursed to
  related parties                             92,130           183,402


Management fees are equal to 2 percent of the total Limited Partner capital contributions for the first year of Partnership operations through the sixth year. Beginning in the seventh year (May 2001), management fees declined by 10 percent per year from the initial 2 percent. Management fees compensate the Managing General Partners solely for general partner overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. Management fees due to the Managing General Partners were $7,190 and $10,758 at September 30, 2003, and December 31, 2002,
respectively, and were netted against due from related parties at September 30, 2003, and included in due to related parties at December 31, 2002.

The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than organizational and offering expenses and general partner overhead) such as administrative and investor services, investment operations, and computer services. Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. Amounts due from related parties for such expenses were $14,660 at September 30, 2003. Amounts due to related parties were $128,550 at December 31, 2002.

5.     Equity Investments
       ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners.

Marketable Equity Securities
----------------------------

Marketable equity securities had aggregate costs of $247,504 at September 30, 2003, and December 31, 2002, and aggregate fair values of $611,836 and $312,670 at September 30, 2003, and December 31, 2002, respectively. The net unrealized gain at September 30, 2003, equaled the gross gains of $364,332. The gross gains at December 31, 2002, were $65,170.

Restricted Securities
---------------------

At September 30, 2003, and December 31, 2002, restricted securities had aggregate costs of $767,530 and $1,717,644, respectively, and aggregate fair values of $609,179 and $25,501, respectively, representing 49.8 percent and 1.2 percent of the net assets of the Partnership, respectively.

Significant purchases, sales and write-offs of equity investments during the nine months ended September 30, 2003, were as follows:

Prolinx, Inc.
-------------

In March 2003, the Partnership wrote off its entire investment of $716,109 in Prolinx, Inc., a private portfolio company in the biotechnology industry. Prolinx, Inc. filed for Chapter 7 bankruptcy on March 27, 2003. There is no anticipated recovery for the shareholders.

Periodontix, Inc.
-----------------

In September 2003, the Partnership wrote off its entire investment of $234,000 in Periodontix, Inc., a private portfolio company in the pharmaceuticals industry. In 2001, Periodontix, Inc.'s assets were acquired by Demegen, Inc., a publicly traded company in the pharmaceuticals industry. In 2003, Demegen, Inc. was unsuccessful in efforts to raise additional capital and, in April 2003, terminated its registration under
Section 42(g) of the Securities Exchange Act of 1934 by filing a Form 15 with the SEC. The Partnership expects no return on its initial investment.

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



6.     Subsequent Events
       -----------------

On October 8, 2003, subsequent to the end of the third quarter, Acusphere, Inc., a private company in the biotechnology industry, conducted an initial public offering. Prior to the offering, Acusphere shares were subject to a reverse split, which converted the Partnership's 340,635 Preferred shares into 61,707 common shares. The offering priced at $14 per share. The Partnership's Acusphere shares are subject to a 180-day lock-up period.
The reverse stock split is reflected in the Statement of Investments as of September 30, 2003.

7.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at September 30, 2003, and December 31, 2002, consisted of:

                                              2003            2002
                                             ------          ------
Demand accounts                           $   38,596      $   71,400
Money market accounts                      1,395,155       1,754,041
                                           ---------       ---------
     Total                                $1,433,751      $1,825,441
                                           =========       =========

8.     Commitments and Contingencies
       -----------------------------

From time to time the Partnership becomes a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At September 30, 2003, there were no unfunded investment commitments to portfolio companies and venture capital limited partnerships.

From time to time, the Partnership is subject to routine litigation incidental to the business of the Partnership. Although there can be no assurances as to the ultimate disposition of these matters, it is the opinion of the Managing General Partners, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Partnership.

9.     Financial Highlights
       --------------------

                                                 For The Nine Months
                                                 Ended September 30,
                                                 -------------------
                                                 2003           2002
                                                ------         ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period                            $25.42         $49.96

Loss from investment
 operations:
  Net investment loss                            (2.97)         (6.24)
  Net realized and unrealized
   gain (loss) on investments                    10.64         (13.03)
                                                 -----          -----
  Total from investment
   operations                                     7.67         (19.27)
                                                 -----          -----
Net asset value, end of period                  $33.09         $30.69
                                                 =====          =====


Total return                                     30.17%        (38.57)%

Ratios to average net assets:

 Net investment loss                            (10.15)%       (15.46)%

 Expenses                                        11.06%         16.32%


Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. The net asset values shown above assume the Partnership is in liquidation and capital has been contributed by the General Partners equal to the amount of deficit capital, if any, after liquidation at September 30, 2003. Net asset value has been calculated in accordance with this provision of the Partnership Agreement.

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

The Individual General Partners did not foresee a liquidity event for either of the two remaining investments, Acusphere, Inc. and Medical Science Partners II, L.P., and in June 2003, approved a motion to make a charitable donation of the holdings to an appropriate beneficiary.
However, on July 1, 2003, Acusphere filed a registration statement with the Securities and Exchange Commission ("SEC") for an initial public offering. At a Special Meeting on July 30, 2003, the Individual General Partners rescinded their earlier action to donate the remaining assets and unanimously directed the Managing General Partners to wait for Acusphere to go public and then take the earliest possible exit opportunity after the 180-day lock-up period in light of market conditions. In an effort to reduce operating expenses in the interim, the Partnership plans to file a proxy statement seeking Limited Partner approval of the withdrawal of the Partnership's election to be regulated as a Business Development Company ("BDC") and the amendment of the Partnership Agreement to allow the Individual General Partners to resign after the Form 15 withdrawing the BDC election is filed and accepted by the SEC.

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

During the nine months ended September 30, 2003, net cash used by operating activities totaled $391,690. The Partnership paid management fees of $93,255 to the Managing General Partners and reimbursed related parties for investment expenses of $216,778. In addition, $21,440 was paid to the Individual General Partners as compensation for their services. The Partnership paid other investment expenses of $71,360. Interest income of $11,143 was received.

Cash and cash equivalents at September 30, 2003, were $1,433,751. Future proceeds from investment sales and operating cash reserves are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net increase in partners' capital resulting from operations was $376,324 for the quarter ended September 30, 2003, compared to a net decrease in partners' capital resulting from operations of $473,627 for the same period in 2002.

Net unrealized depreciation on equity investments was $206,525 and $1,626,973 at September 30, 2003, and December 31, 2002, respectively. During the quarter ended September 30, 2003, the Partnership recorded a decrease in net unrealized depreciation on equity investments of $1,833,494 compared to an increase in unrealized depreciation of $302,389 during the quarter ended September 30, 2002. The change in 2003 was attributable to an increase in the fair value of Acusphere, Inc., a private portfolio company in the biotechnology industry, an increase in the publicly traded price of LifeCell Corporation, and the write-off of the Partnership's entire investment in Prolinx, Inc. The change in 2002 was primarily attributable to a decrease in the publicly traded price of LifeCell Corporation and decreases in the fair values of Accusphere, Inc., and the investment in Medical Science Partners II, L.P., a venture capital limited partnership.

Total investment expenses were $73,082 for the quarter ended September 30, 2003, compared to $183,540 for the same period in 2002. The decrease is attributable to decreased administrative services, investment monitoring and professional fees.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.



Current nine months compared to corresponding nine months in the preceding
--------------------------------------------------------------------------
year
----

Net decrease in partners' capital resulting from operations was $636,739 for the nine months ended September 30, 2003, compared to a net decrease in partners' capital resulting from operations of $1,551,477 for the same period in 2002.

During the nine months ended September 30, 2003, the Partnership wrote off its entire investment in Prolinx, Inc., a private portfolio company in the biotechnology industry. The company filed for bankruptcy in March 2003, and there is no anticipated recovery for the shareholders. There were no write-offs during the same period in 2002.

Net unrealized depreciation on equity investments was $206,525 and $433,074 at September 30, 2003, and December 31, 2002, respectively. During the nine months ended September 30, 2003, the Partnership recorded a decrease in net unrealized depreciation on equity investments of $1,833,494 compared to an increase in unrealized depreciation of $1,055,185 for the nine months ended September 30, 2002. The change in 2003 was attributable to an increase in the fair value of Acusphere, Inc., a private portfolio company in the biotechnology industry, an increase in the publicly traded price of LifeCell Corporation, and the write-off of the Partnership's entire investment in Prolinx, Inc. The change in 2002 was primarily attributable to a decrease in the fair value of Acusphere, Inc.

Total investment expenses were $257,797 for the nine months ended September 30, 2003, compared to $524,637 for the same period in 2002. The decrease is primarily attributable to decreased administrative services, investment monitoring and professional fees.

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


Date:   November 13, 2003  By:    /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Ltd.



II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Partnership during the Quarter ended September 30, 2003.

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


                      TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.


                           By:  TECHNOLOGY FUNDING INC.
                                TECHNOLOGY FUNDING LTD.
                                Managing General Partners




Date:  November 13, 2003 By:    /s/Charles R. Kokesh
                                ---------------------
                                   Charles R. Kokesh
                                   President, Chief Executive Officer,
                                   Chief Financial Officer and
                                   Chairman of Technology Funding Inc.
                                   and Managing General Partner of
                                   Technology Funding Ltd.




                             CERTIFICATION
                             -------------

In connection with the Technology Funding Medical Partners I, L.P. (the Partnership) Quarterly Report on Form 10-Q for the period ending September 30, 2003, as filed with the Securities and Exchange Commission (the Report), I, Charles R. Kokesh, President, Chief Executive Officer, Chief Financial Officer and Chairman of Technology Funding Inc. and Managing General Partner of Technology Funding Ltd., certify, pursuant to 18 U.S.C. Section 1350, as added Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934; and

2. To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership as of and for the period covered by the Report.


Date:   November 13, 2003   By:   /s/Charles R. Kokesh
                                 ------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Ltd.

Technology Funding Medical Partners I                11/13/2003  2:24 PM