Form 10-K
TECHNOLOGY FUNDING MEDICAL PARTNERS I L P
filed 2004-03-17
CIK 893755

                           UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                             FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

            For The Fiscal Year Ended December 31, 2003

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

Documents incorporated by reference: Portions of the Registrant's Proxy Statement relating to the Registrant's Meeting of Limited
Partners held on December 8, 2000, are incorporated by reference into
Part III of this Form 10-K where indicated.

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

No matters were voted on by the Limited Partners in 2003.


PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
------   -------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

        (a) There is no established public trading market for the Units.

        (b) At December 31, 2003, there were 842 record holders of Units.

        (c) The Registrant, being a partnership, does not pay dividends. Distributions of cash and securities, however, may be made to the partners in the Partnership pursuant to the Registrant's Partnership
            Agreement.


Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                                For the Years Ended and As of December 31,
                                        ----------------------------------------------------------
                                         2003         2002         2001         2000         1999
                                        ------       ------       ------       ------       ------


Interest income                   $     13,589   $   27,993   $    3,538    $      114   $        3
Dividend income                             --           --          198         8,093       15,953
Net investment loss                   (309,380)    (888,186)    (598,897)     (690,329)    (539,268)
Net realized gain
 from sales of equity
 investments                                --       75,402    2,642,536        17,364       94,817
Realized (gain) loss from
 investment write-offs                 950,109           --     (162,925)     (300,000)          --
Realized gain from recovery
 of investments previously
 written off                                --           --       87,228            --           --
Net realized gain from
 venture capital limited
 partnership investments                    --        5,833           --            --           --
Net decrease (increase) in
 unrealized depreciation of
 equity investments                  1,667,312   (1,193,899)    (794,482)   (1,818,021)     716,138
Net increase (decrease) in
 partners' capital resulting
 from operations                       407,823   (2,000,850)   1,173,455    (2,790,986)     271,687
Net increase (decrease) in
 partners' capital resulting
 from operations per Unit (1)             4.91       (24.85)       14.26        (34.66)        3.30
Total assets                         2,422,184    2,164,295    4,046,194     3,514,513    5,693,057

(1) See Notes 2 and 4 to the Financial Statements for a description of the method of calculation of net increase (decrease) in partners' capital resulting from operations per Unit.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
------   -----------------------------------------------------------
AND RESULTS OF OPERATIONS
-------------------------

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

The Partnership term expired on December 31, 2002, per the Partnership Agreement, and the Independent General Partners elected not to extend the term as provided in the Partnership Agreement. In December 2002, the Managing General Partners adopted a plan of liquidation. In anticipation of the liquidation and dissolution, the Individual General Partners, in March 2002, approved the retention of an independent third party to value the Partnership's private holdings and subsequently engaged the third party to seek buyers for those investments. One of those holdings was sold in 2002. No buyers were located for the remaining holdings. In October 2003, Acusphere, Inc., a private company in the biotechnology industry, conducted an initial public offering. Prior to the offering, the Partnership's shares were subject to a reverse split. Those shares are subject to a 180-day lock-up period. The Individual General Partners, acting as Trustee for the Partnership, directed the Managing General Partners to sell the Partnership's publicly traded holdings at the earliest possible time in light of existing market conditions. It is possible there will be no liquidity events or willing buyers for the remaining privately held assets. The Liquidating Trustee will consider a number of options including abandonment of the assets, donation to an appropriate beneficiary or distribution to the Limited Partners. Upon dissolution of the Partnership, a final distribution will be made to Limited Partners.

During the year ended December 31, 2003, net cash used by operating activities totaled $461,625. The Partnership paid management fees of $123,388 to the Managing General Partners and reimbursed related parties for operating expenses of $238,157. In addition, $28,940 was paid to the Individual General Partners as compensation for their services. The Partnership paid other operating expenses of $84,729 and received $13,589 in interest income.
During the year ended December 31, 2003, there were no proceeds from sales of equity investments and the Partnership did not receive any cash distributions from venture capital limited partnership investments.

Results of Operations
---------------------

2003 compared to 2002
---------------------

The net increase in partners' capital resulting from operations was $407,823 for the year ended December 31, 2003, as compared to a net decrease in partners' capital resulting from operations of $2,000,850 for the year ended December 31, 2002.

There were no net realized gains from sales of equity investments for the year ended December 31, 2003. Net realized gains from sales of equity investments totaled $75,402 for the year ended December 31, 2002. The 2002 gain is attributable to the sale of the Partnership's entire investment in R2 Technology, Inc. These sales were in accordance with the directive of the Individual General Partners in September 2001 to proceed with the earliest reasonable termination of the Partnership.

Unrealized appreciation on equity investments was $40,339 and $1,626,973 at December 31, 2003 and 2002, respectively. During the year ended December 31, 2003, the Partnership recorded a decrease in net unrealized depreciation on equity investments of $1,667,312 compared to an increase of $1,193,899 during 2002. The 2003 decrease in unrealized depreciation was primarily due to the write-off of Prolinx, Inc. and Periodontix, Inc. The 2002 increase was primarily due to the decrease in the fair value of private portfolio companies in the biotechnology industry and a decrease in the fair value of the underlying assets of the venture capital limited partnership investment.

During the year ended December 31, 2003, the Partnership recorded realized losses from investment write-offs of $950,109, related to the Partnership's investments in Prolinx, Inc. and Periodontix, Inc. There were no write-offs during 2002.

Investment expenses were $322,969 and $916,179 for the years ended December 31, 2003 and 2002, respectively. In June 2002, the Managing General Partners billed the Partnership $20,543 and $5,773 for operating expenses incurred during 2001 and prior years, respectively, but not previously billed. Had these expenses been billed in the prior years, the investment expenses for 2002 would have been $899,863. The increase is primarily due to increased professional fees related to the valuation of the Partnership's remaining assets.

There were no realized gains from recovery of investments in 2003 or 2002.

During the year ended December 31, 2002, the Partnership realized a gain from the venture capital limited partnership investment of $5,833. The gain represented a distribution from profits of the venture capital limited partnership investment. There was no such gain in the year ended December 31, 2003.

Investment income for the years ending December 31, 2003 and 2002, was $13,589 and $27,993, respectively. The decrease is due to decreased short-term investments.

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

During the year ended December 31, 2001, the Partnership recorded realized losses from investment write-offs of $162,925, related to the Partnership's total investment in Adesso
Healthcare Technology, Inc.  Adesso ceased operations in 2001.
There were no write-offs during 2002.

Investment expenses were $916,179 and $602,633 for the years ended December 31, 2002 and 2001, respectively. In June 2002, the Managing General Partners billed the Partnership $20,543 and $5,773 for operating expenses incurred during 2001 and prior years, respectively, but not previously billed. Had these expenses been billed in the prior years, the investment expenses for 2002 and 2001 would have been $899,863 and $623,176, respectively. The increase is primarily due to increased professional fees related to the valuation of the Partnership's remaining assets.

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

Investment income for the years ending December 31, 2002 and 2001, was $27,993 and $3,736, respectively. The increase is attributable to short-term investments.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.

New Accounting Pronouncements
-----------------------------

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 will not require the restatement of previously issued financial statements. The Partnership implemented early adoption of SFAS No. 146 to all applicable costs associated with exit or disposal activities incurred during 2003 and 2002. See Note 2 to the financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to recognize a liability at the inception of the guarantee for the fair value of obligations it has assumed under that guarantee and also requires more detailed disclosure in its financial statements with respect to such guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002, and requires additional disclosure for existing guarantees. The adoption of FIN 45 did not have a material effect on the Partnership's results of operation or financial position.

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-4 (SOP 03-
4), "Reporting Financial Highlights and Schedule of Investments by Nonregistered Investment Partnerships: An Amendment to the Audit and Accounting Guide 'Audits of Investment Companies' (the Guide) and AICPA Statement of Position 95-2 (SOP 95-2), 'Financial Reporting by Nonpublic Investment Partnerships.'"
SOP 03-4 provides guidance on the application of certain provisions in the Accounting Guide and SOP 95-2 that are directed to the reporting by nonregistered investment partnerships of financial highlights and the schedule of investments. It amends certain provisions of the Guide and SOP 95-2 by adapting those provisions to nonregistered investment partnerships based on their differences in organizational structures from registered investment companies. SOP 03-4 is effective for annual financial statements issued for fiscal years ending after December 15, 2003. The adoption of SOP 03-4 did not have a material effect on the Partnership.

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


Item 9A. CONTROLS AND PROCEDURES
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

Code of Ethics
--------------

The Partnership's Code of Ethics applies to the Independent General Partners as well as Technology Funding corporate officers and employees. The Independent General Partners review and approve the Code of Ethics on an annual basis. The Code of Ethics is attached as an exhibit (see Item 15 - Exhibits) and is also available on the Partnership's web site, www.techfunding.com. Any amendments to, or waivers from, any provision of the Code that applies to any of the Independent General Partners or executive officers will be disclosed on the web site..

Audit Committee
---------------

The Independent General Partners have established an Audit Committee of the Whole to oversee the accounting and financial reporting processes on behalf of the Independent General Partners. The Audit Committee of the Whole currently consists of all of the Independent General Partners for each Technology Funding partnership with John Muncaster acting as liaison with the Managing General Partners. The Independent General Partners are "independent" as defined by the Securities and Exchange Commission. The Independent General Partners have determined that the Audit Committee of the Whole does not currently have any member that would be considered an "audit committee financial expert" as that term is defined in Section 407 of the Sarbanes-Oxley Act of 2002. Given the anticipated termination date for the Partnership, the Independent General Partners have determined that the expense and the difficulty of recruiting a financial expert to serve on the Audit Committee outweigh any benefit to the Fund.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

As a partnership, the Registrant has no officers or directors. In 2003, the Partnership incurred $123,388 in management fees. The fees are designed to compensate the Managing General Partners for General Partner Overhead incurred in performing management duties for the Partnership. General Partner Overhead (as defined in the Partnership Agreement) includes the General Partners' share of rent, utilities, property taxes and the cost of capital equipment and the general and administrative expenses paid by the Managing General Partners in performing their obligations to the Partnership. As compensation for their services, the Individual General Partners each receive $6,000 annually, plus $1,000 for each attended meeting of the Independent General Partners or committees thereof. For the year ended December 31, 2003, $28,940 of such fees were paid. The Individual General Partners are reimbursed for all out-of-pocket expenses relating to attendance of the meetings of the Independent General Partners or the committees thereof.

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



Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
-------  --------------------------------------

Fees Paid to Independent Public Accountants
-------------------------------------------

Audit Fees
----------

The Partnership paid aggregate fees of approximately $32,526 and $20,000 to its independent public accountants, Grant Thornton LLP, for professional services rendered to the Partnership with respect to audits of the annual financial statements and reviews of the quarterly financial statements for the years ended December 31, 2003 and 2002, respectively.

Tax Fees
--------

The Partnership paid aggregate fees of approximately $6,647 and $1,500 to Grant Thornton LLP for tax-related services rendered to the Partnership for the years ended December 31, 2003 and 2002, respectively. These services included preparation of the Partnership's tax returns.

All Other Fees
--------------

The Partnership did not pay any fees to Grant Thornton LLP for services, other than the services referred to above, for the years ended December 31, 2003 and 2002, respectively.

Audit Committee Pre-Approval Policies and Procedures
----------------------------------------------------

The Independent General Partners have established procedures for the pre-approval of auditing services and non-auditing services to be performed by the Partnership's independent public accountants. Such pre-approval can be given as part of the Independent General Partners' annual approval of the scope of the engagement of the independent public accountants or on an individual basis. Approved non-auditing services must be disclosed in the Partnership's periodic public reports. The Independent General Partners pre-approved all of the non-audit services provided by the independent public accountants in 2003.



PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------  ---------------------------------------------------------------

         (a) List of Documents filed as part of this Annual Report on Form 10-K

             (1)  Financial Statements - the following financial
                   statements are filed as a part of this Report:

                   Report of Independent Certified Public Accountants as
                    of and for the years ended December 31, 2003 and 2002
                   Report of Independent Public Accountants as of and
                    for the years ended December 31, 2001 and 2000
                   Statement of Net Assets in Liquidation as of
                    December 31, 2003 and 2002
                   Statement of Investments in Liquidation as of
                    December 31, 2003 and 2002
                   Statements of Changes in Net Assets in Liquidation
                    for the years ended December 31, 2003 and 2002
                   Statements of Changes in Net Assets for the year
                    ended December 31, 2001
                   Statements of Partners' Capital for the years ended
                    December 31, 2003, 2002 and 2001
                   Statements of Changes in Cash Flows for the years
                    ended December 31, 2003, 2002 and 2001
                   Notes to Financial Statements
             (2)  Financial Statement Schedules

                  All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

             (3)  Exhibits

                   14.1  Code of Ethics for the Registrant
                   31.1  Section 302 Sarbanes-Oxley Certifications
                   32.1  Section 906 Sarbanes-Oxley Certifications

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Registrant during the year ended December 31, 2003.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------

To the Partners of Technology Funding Medical Partners I, L.P.:

We have audited the accompanying statement of net assets in liquidation of Technology Funding Medical Partners I, L.P. (a Delaware limited partnership) (the Fund), including the statement of investments in liquidation, as of December 31, 2003 and 2002, and the related statements of changes in net assets in liquidation, partners' capital, and changes in cash flows for the years then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Technology Funding Medical Partners I, L.P. for the year ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 15, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included physical inspection of securities owned as of December 31, 2003 and 2002. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, in December 2002, the Independent General Partners of the Fund adopted a plan of liquidation and commenced liquidation of the Fund on December 31, 2002. As a result, as of December 31, 2002, the Fund changed its basis of accounting from the accrual basis to the liquidation basis. Accordingly, the carrying values of the remaining assets as of December 31, 2003 and 2002, are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Medical Partners I, L.P. as of December 31, 2003 and 2002, and the results of its operations, changes in partners' capital, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America applied on the basis described in the preceding paragraph.


Albuquerque, New Mexico                      /S/GRANT THORNTON LLP
March 12, 2004

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

STATEMENTS OF NET ASSETS IN LIQUIDATION
---------------------------------------

                                                  December 31,
                                              -------------------
                                                2003       2002
                                               ------     ------
ASSETS

Equity investments (cost basis of
 $1,015,035 and $1,965,144 in 2003
 and 2002, respectively)                    $1,055,374  $  338,171

Cash and cash equivalents                    1,363,816   1,825,441

Other assets                                     2,994         683
                                             ---------   ---------
     Total assets                           $2,422,184  $2,164,295
                                             =========   =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses       $    1,275  $   24,216

Due to related parties                          12,315     139,308
                                             ---------   ---------
     Total liabilities                          13,590     163,524

Commitments and contingencies
   (See Note 9)

Partners' capital
 (79,716 Limited Partner Units
  outstanding)                               2,408,594   2,000,771
                                             ---------   ---------

     Total liabilities and partners'
       capital                              $2,422,184  $2,164,295
                                             =========   =========











The accompanying notes are an integral part of these financial statements.

STATEMENTS OF INVESTMENTS IN LIQUIDATION
---------------------------------------

                                        Principal
                                        amount or        December 31, 2003      December 31, 2002
Industry                                shares at        -----------------      -----------------
(1)                         Investment December 31,      Cost       Fair        Cost        Fair
Company             Position   Date        2003          Basis      Value       Basis       Value
-------------       --------  ------   ------------      -----      -----       -----       -----

Equity Investments
------------------

Medical/Biotechnology
---------------------
16.9% and 1.0% at December 31, 2003 and 2002, respectively
---------------------------------------------------------
Acusphere, Inc.    Common
 (a)               shares      2003       61,707   $  706,251 $  406,341  $  706,251    $      0
Prolinx, Inc.      Preferred
 (a) (b)           shares      2001       30,417            0          0      27,355       2,733
Prolinx, Inc.      Common      1995-
 (a) (b)           shares      1998      197,436            0          0     688,461      17,768
Prolinx, Inc.      Preferred
 (a) (b)           share
                   warrants
                   at $.90;
                   expiring
                   2010        2001        7,416            0          0         293           0
                                                    ---------  ---------   ---------     -------
                                                      706,251    406,341   1,422,360      20,501
                                                    ---------  ---------   ---------     -------


STATEMENTS OF INVESTMENTS IN LIQUIDATION (continued)
----------------------------------------------------

Medical/Diagnostic Equipment
----------------------------
26.7% and 14.6% at December 31, 2003 and 2002, respectively
-----------------------------------------------------------
LifeCell           Common      1996-
 Corporation       shares      2001      103,877      247,500    644,033     247,500     312,670
                                                    ---------  ---------   ---------     -------
                                                      247,500    644,033     247,500     312,670
                                                    ---------  ---------   ---------     -------

Pharmaceuticals
---------------
0.0% and 0.0% at December 31, 2003 and 2002, respectively
---------------------------------------------------------
Periodontix,       Preferred   1993-
 Inc. (a)          shares      1996      167,000            0          0     234,000           0
                                                    ---------  ---------   ---------     -------
                                                            0          0     234,000           0
                                                    ---------  ---------   ---------     -------

Environmental
-------------
0.0% and 0.0% at December 31, 2003 and 2002, respectively
---------------------------------------------------------
Triangle
 Biomedical
 Sciences,         Common
 Inc. (a)          shares      1999          366       10,248          0      10,248           0


STATEMENTS OF INVESTMENTS IN LIQUIDATION (continued)
----------------------------------------------------
Triangle           Common
 Biomedical        share
 Sciences,         warrant
 Inc. (a)          at $28.00;
                   expiring
                   2009        1999          366          366          0         366           0
                                                    ---------  ---------   ---------     -------
                                                       10,614          0      10,614           0
                                                    ---------  ---------   ---------     -------

Venture Capital Limited Partnership Investment
-----------------------------------------------
0.2% and 0.2% at December 31, 2003 and 2002, respectively
---------------------------------------------------------
Medical Science    Limited
 Partners II, L.P. Partnership
 (a)               Interests   various  $250,000       50,670      5,000      50,670       5,000
                                                    ---------  ---------   ---------     -------
                                                       50,670      5,000      50,670       5,000
                                                    ---------  ---------   ---------     -------
Total equity investments - 43.8% and  15.8%
 at December 31, 2003 and 2002, respectively       $1,015,035 $1,055,374  $1,965,144    $338,171
                                                    =========  =========   =========     =======

Legend and footnotes:

 --   No investment held at end of period.
 0    Investment active with a carrying value or fair value of zero.

(a) Equity security acquired in a private placement transaction; resale may be subject to certain selling restrictions.
(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain selling restrictions.
(1) Represents the total fair value of a particular industry segment as a percentage of partners' capital at December 31, 2003 and 2002.

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
--------------------------------------------------

                                 For the Years Ended December 31,
                               ------------------------------------
                                   2003          2002          2001
                                  ------        ------        ------
Investment income:
  Interest income              $   13,589   $    27,993    $    3,538
  Dividend income                      --            --           198
                                ---------     ---------     ---------
    Total investment income        13,589        27,993         3,736

Investment expenses:
  Management fees                 123,388       135,918       148,024
  Individual General
   Partners' compensation          28,940        30,000        38,096
  Administrative and
   investor services               95,953       273,845       208,476
  Investment operations            18,379        29,193        34,583
  Computer services                14,356        33,283        54,461
  Professional fees                41,953       273,940        86,834
  Interest expense                     --            --        32,159
  Liquidation expense                  --       140,000            --
                                ---------     ---------     ---------
    Total investment expenses     322,969       916,179       602,633
                                ---------     ---------     ---------
Net investment loss              (309,380)     (888,186)     (598,897)
                                ---------     ---------     ---------
Realized gain from
  venture capital limited
  partnership investment               --         5,833            --
Net realized gain from
  sale of equity investments           --        75,402     2,642,536
Realized loss from
  investment write-offs          (950,109)           --      (162,925)
Realized gain from recovery
  of investments previously
  written off                          --            --        87,223
                                ---------     ---------     ---------
Net realized (loss) income       (950,109)       81,235     2,566,834
                                ---------     ---------     ---------



STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (continued)
-------------------------------------------------------------

Net decrease (increase) in
  unrealized depreciation of
  equity investments            1,667,312    (1,193,899)     (794,482)
                                ---------     ---------     ---------
Net increase (decrease) in
  partners' capital resulting
  from operations              $  407,823   $(2,000,850)   $1,173,455
                                =========     =========     =========
Net increase (decrease) in
  partners' capital resulting
  from operations per Unit     $     4.96   $    (24.85)   $    14.26
                                =========     =========     =========





































The accompanying notes are an integral part of these financial statements.

STATEMENTS OF PARTNERS' CAPITAL
-------------------------------

For the years ended December 31, 2003, 2002 and 2001:

                               Limited       General
                               Partners      Partners        Total
                               --------      --------        -----

Partners' capital,
  January 1, 2001            $2,853,421     $(25,255)    $2,828,166

Net investment loss            (579,880)     (19,017)      (598,897)
Net realized income           2,485,330       81,504      2,566,834
Net increase in unrealized
 depreciation                  (768,732)     (25,750)      (794,482)
                              ---------       ------      ---------
Partners' capital,
  December 31, 2001           3,990,139       11,482      4,001,621

Net investment loss            (879,304)      (8,882)      (888,186)
Net realized income              80,423          812         81,235
Net increase in unrealized
 depreciation                (1,181,960)     (11,939)    (1,193,899)
                              ---------       ------      ---------
Partners' capital,
  December 31, 2002           2,009,298       (8,527)     2,000,771

Net investment loss            (299,881)      (9,498)      (309,379)
Net realized loss              (920,942)     (29,168)      (950,110)
Net decrease in unrealized
 appreciation                 1,616,126       51,186      1,667,312
                              ---------       ------      ---------
Partners' capital,
  December 31, 2003          $2,404,601     $  3,993     $2,408,594
                              =========       ======      =========












The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN CASH FLOWS
-----------------------------------

                                     For the Years Ended December 31,
                                   -----------------------------------
                                    2003           2002          2001
                                   ------         ------        ------
Net increase (decrease) in
 partners' capital resulting
 from operations                $  407,823   $(2,000,850)   $1,173,455

Adjustments to reconcile net
 increase (decrease) in
 partners' capital resulting
 from operations to net cash
 used by operating activities:
 Net (decrease) increase in
  unrealized depreciation of
  equity investments            (1,667,312)    1,193,899       794,482
 Net realized gain from
  sales of equity investments           --       (75,402)   (2,642,536)
 Realized gain from venture
  capital limited partnerships          --        (5,833)           --
 Realized losses from
  investment write-offs            950,109            --       162,925
 Realized gain from recovery
  of investments previously
  written off                           --            --       (87,223)
 Decrease in accounts payable
  and accrued expenses             (22,941)      (16,585)       (6,054)
 (Decrease) increase in due to
  related parties                 (126,993)      135,536      (635,720)
 Other changes, net                 (2,311)          373        (2,429)
                                 ---------     ---------     ---------
    Net cash used by
     operating activities         (461,625)     (768,862)   (1,243,100)
                                 ---------     ---------     ---------
Cash flows from investing
 activities:
 Proceeds from sales of
  equity investments                    --       209,670     3,497,732
 Proceeds from recovery of
  investments previously
  written off                           --            --        87,223
 Distribution from venture
  capital limited partnership
  investment                            --         5,833            --
                                 ---------     ---------     ---------
    Net cash (used) provided
     by investing activities             0       215,503     3,584,955
                                 ---------     ---------     ---------


STATEMENTS OF CHANGES IN CASH FLOWS (continued)
----------------------------------------------
                                     For the Years Ended December 31,
                                   -----------------------------------
                                    2003           2002          2001
                                   ------         ------        ------

Net (decrease) increase in
 cash and cash equivalents        (461,625)     (553,359)    2,341,855

Cash and cash equivalents
 at beginning of year            1,825,441     2,378,800        36,945
                                 ---------     ---------     ---------
Cash and cash equivalents
 at end of year                 $1,363 816   $ 1,825,441    $2,378,800
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

Dissolution of Partnership
--------------------------

In December 2002, the Managing General Partners adopted a plan of liquidation. In anticipation of the liquidation and dissolution, the Individual General Partner, in March 2002, approved the retention of an independent third party to value the Partnership's private holdings and subsequently engaged the third party to seek buyers for those investments. One of those holdings was sold in 2002. No buyers were located for the remaining holdings. In October 2003, Acusphere, Inc., a private company in the biotechnology industry, conducted an initial public offering. Prior to the offering, the Partnership's shares were subject to a reverse split. Those shares are subject to a 180-day lock-up period. The Individual General Partners, acting as Trustee for the Partnership, directed the Managing General Partners to sell the Partnership's publicly traded holdings at the earliest possible time in light of existing market conditions. It is possible there will be no liquidity events or willing buyers for the remaining privately held assets. The Liquidating Trustee will consider a number of options including abandonment of the assets, donation to an appropriate beneficiary or distribution to the Limited Partners.

It is anticipated that the General Partners will incur costs of approximately $140,000 to wind up the affairs of the Partnership. In accordance with the liquidation basis of accounting, these amounts have been accrued as of December 31, 2002.

As of December 31, 2003, the gross amount of the Partnership's assets exceeded liabilities. Upon settlement of the liabilities of the Partnership, the remaining funds will be distributed to the Limited and General Partners, according to the Partnership Agreement.

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

At December 31, 2003 and 2002, the investment portfolio included private company investments totaling $0 and $20,501, respectively, whose fair values were established in good faith by the Managing General Partner in the absence of readily ascertainable market values. Because of the inherent uncertainty in the valuation, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

Net Increase (Decrease) in Partners' Capital Resulting from Operations
----------------------------------------------------------------------
Per Unit
--------

Net increase (decrease) in partners' capital resulting from operations per Unit is calculated by dividing the weighted average number of Units outstanding of 79,716 for the years ended December 31, 2003, 2002 and 2001, into the total net increase (decrease) in partners' capital resulting from operations allocated to the Limited Partners. The Managing General Partners contributed 0.1 percent of total Limited Partner capital contributions and did not receive any Partnership Units.

Provision for Income Taxes
--------------------------

No provision for income taxes has been made by the Partnership as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at December 31, 2003 and 2002, was $1,056,807 and $2,131,918, respectively. At December 31, 2003 and 2002, gross unrealized depreciation and appreciation on investments based on cost for federal income tax purposes were as follows:

                                      December 31,   December 31,
                                          2003           2002
                                      ------------   ------------
Unrealized appreciation                  $396,533    $    65,170
Unrealized depreciation                  (425,052)    (1,858,917)
                                          -------     ----------
Net unrealized depreciation              $(28,519)   $(1,793,747)
                                          =======     ==========


New Accounting Pronouncements
-----------------------------

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 will not require the restatement of previously issued financial statements. The Partnership implemented early adoption of SFAS No. 146 to all applicable costs associated with exit or disposal activities incurred during 2003 and 2002.

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to recognize a liability at the inception of the guarantee for the fair value of obligations it has assumed under that guarantee and also requires more detailed disclosure in its financial statements with respect to such guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002, and requires additional disclosure for existing guarantees. The adoption of FIN 45 did not have a material effect on the Partnership's results of operation or financial position. The Partnership has provided additional disclosure with respect to a guarantee by the Partnership in Note 11 to the Financial Statements.

In December 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-4 (SOP 03-4), "Reporting Financial Highlights and Schedule of Investments by Nonregistered Investment
Partnerships: An Amendment to the Audit and Accounting Guide 'Audits of Investment Companies' (the Guide) and AICPA Statement of Position 95-2 (SOP 95-2), 'Financial Reporting by Nonpublic Investment Partnerships.'" SOP 03-4 provides guidance on the application of certain provision in the Accounting Guide and SOP 95-2 that are directed to the reporting by nonregistered investment partnerships of financial highlights and the schedule of investments. It amends certain provisions of the Guide and SOP 95-2 by adapting those provisions to nonregistered investment partnerships based on their differences in organizational structures from registered investment companies. SOP 03-4 is effective for annual financial statements issued for fiscal years ending after December 15, 2003. The adoption of SOP 03-4 did not have a material effect on the Partnership.



3.  Related Party Transactions
    --------------------------

Included in costs and expenses are related party costs as follows:

                                        For the Years Ended December 31,
                                        -------------------------------
                                          2003       2002        2001
                                         ------     ------      ------

  Management fees                       123,388    135,918    $148,024
  Individual General Partners'
   compensation                          28,940     30,000      38,096
  Reimbursable operating expenses:
    Administrative, investor services
     and professional fees               82,700    210,940     150,075
    Investment operations                14,108     20,633      28,581
    Computer services                    14,356     33,283      54,461
    Liquidation expense                      --    140,000          --


Management fees are equal to 2 percent of the total Limited Partner capital contributions for the first year of Partnership operations through the sixth year. Beginning in the seventh year (May 2001), management fees declined by 10 percent per year from the initial 2 percent. Management fees compensate the Managing General Partners solely for General Partner Overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. Management fees due to the Managing General Partners were $5,049 and $10,758 and were included in due to related parties at December 31, 2003 and 2002, respectively.

The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than Organizational and Offering expenses and General Partner Overhead) such as administrative and investor services, investment operations, and computer services. Prior to 2000, the Partnership Agreement stated that the Partnership could not reimburse the Managing General Partners for certain operational costs that aggregate more than 3 percent of total Limited Partner capital contributions. On December 8, 2000, the Limited Partners approved an amendment to the Partnership Agreement which removed the limit on reimbursement of operational costs effective January 1, 2000. The amount due from related parties at December 31, 2003 and 2002, was $7,266 and $128,550, respectively.

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



5.  Equity Investments
    ------------------

All investments are valued at fair value as determined in good faith by the Managing General Partners. See Note 2 -- Equity Investments.

Marketable Equity Securities
----------------------------

At December 31, 2003 and 2002, marketable equity securities had an aggregate cost of $247,500 and an aggregate fair value of $644,057 and $312,670 respectively. At December 31, 2003, gross gains were 396,533. The gross gains at December 31, 2002, were $65,170.

Restricted Securities
---------------------

At December 31, 2003 and 2002, restricted securities had aggregate costs of $767,530 and $1,717,644, respectively, and aggregate fair values of $411,335 and $25,501, respectively, representing 17.0 percent and 1.2 percent, respectively, of the net assets of the Partnership.

Significant purchases, sales and write-offs of equity investments during the year ended December 30, 2003, were as follows:

Acusphere, Inc.
---------------

In September 2003, Acusphere shares were subject to a reverse split, which converted the Partnership's 340,635 Preferred shares into 61,707 common shares with a cost value of $706,251. On October 8, 2003, Acusphere conducted an initial public offering, which priced at $14 per share. The Partnership's Acusphere shares are subject to a 180-day lock-up period.

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

Venture Capital Limited Partnership Investments
-----------------------------------------------

During 2003, the Partnership received no cash distributions.

In the year ended December 31, 2003, the Partnership recorded no decrease in fair value.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 2 to the financial statements.

6.  Subsequent Event
    ----------------

Subsequent to the year ended December 31, 2003, RedCell, Inc. notified the Partnership that it would repay $180,011 in notes receivable previously written off. That amount includes accrued interest through February 2004. In 1994, the Partnership purchased Series B Preferred shares in RedCell and two years later funded convertible notes receivable. RedCell was subsequently acquired by another company, and the new entity changed its name to ConjuChem, Inc. However, the notes receivable remained in RedCell's name. In 1998, the Partnership determined that any recovery on its investment, including the notes, was unlikely and wrote off its entire investment. In 2001, the remaining RedCell entity made a partial repayment of the notes receivable and issued new notes for the remainder. In February 2004, RedCell sold ConjuChem shares it had acquired in the acquisition in order to repay its remaining notes in full. The repayment to the Partnership will be reported in the first quarter 2004 financial statements as income from investments previously written off. The Partnership expects no further recovery on this investment.


7.  Net Decrease (Increase) in Unrealized Depreciation of Equity
    -------------------------------------------------------------
    Investments
    ------------

In accordance with the accounting policy as stated in Note 2, the Statements of Changes in Net Assets in Liquidation include a line item entitled "Net decrease (increase) in unrealized depreciation of equity investments." The table below discloses details of the changes:

                                 For the Years Ended December 31,
                               ------------------------------------
                                 2003          2002          2001
                               --------      --------      --------

Unrealized appreciation
 (depreciation) from cost
 of marketable equity
 securities                  $  396,537    $    65,170     $ (17,533)

Unrealized depreciation
 from cost of
 non-marketable equity
 securities                    (356,199)    (1,692,143)     (415,541)
                              ---------      ---------      --------
Unrealized appreciation
 (depreciation) from cost
 at end of year                  40,339     (1,626,973)     (433,074)

Unrealized appreciation
 (depreciation) from cost
 at beginning of year         1,626,973       (433,074)      361,408
                              ---------      ---------      --------
Net decrease (increase) in
 unrealized depreciation of
 equity investments          $1,667,312    $(1,193,899)    $(794,482)
                              =========      =========      ========




8.  Cash and Cash Equivalents
    -------------------------

Cash and cash equivalents at December 31, 2003 and 2002, consisted of:

                                             2002         2001
                                            ------       ------
Demand accounts                         $    1,291   $   71,400
Money market accounts                    1,362,525    1,754,041
                                         ---------    ---------
  Total                                 $1,363,816   $1,825,441
                                    =========    =========

9.  Commitments and Contingencies
    -----------------------------

From time to time, the Partnership becomes a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At December 31, 2003, there were no unfunded investment commitments to portfolio companies and venture capital limited partnerships.

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

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor to recognize a liability at the inception of the guarantee for the fair value of obligations it has assumed under that guarantee and also requires more detailed disclosure in its financial statements with respect to such guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002, and requires additional disclosure for existing guarantees. The adoption of FIN 45 did not have a material effect on the Partnership's results of operation or financial position.



10. Financial Highlights
    --------------------

                                    For The Years Ended December 31,
                                   -----------------------------------
                                    2003           2002          2001
                                   ------         ------        ------
(all amounts on a per Unit basis)
Net asset value,
 beginning of period                $25.30       $49.84        $36.08

Income (loss) from investment
 operations:
  Net investment loss                (3.76)      (11.03)        (7.27)
  Net realized and unrealized
   gain (loss) on investments         8.72       (13.82)        21.53
                                     -----        -----         -----
Total from investment
   operations                         4.96       (24.85)        14.26
                                     -----        -----         -----
Net asset value, end of period      $30.26       $24.99        $50.34
                                     =====        =====         =====

Total return                         19.60%      (49.86)%       39.52%

Ratios to average net assets:

 Net investment loss                (14.02)%     (29.48)%      (16.83)%

 Expenses                            14.60%       30.72%        17.49%


Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. The net asset values shown above assume the Partnership is in liquidation and capital has been contributed by the General Partners equal to the amount of deficit capital after liquidation at December 31, 2003. As of December 31, 2003, the General Partners have a capital balance of $7,786. Net asset value has been calculated in accordance with this provision of the Partnership Agreement.

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


                      TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.

                           By:  TECHNOLOGY FUNDING INC.
                                TECHNOLOGY FUNDING LTD.
                                Managing General Partners

Date:  March 15, 2004      By:  /s/Charles R. Kokesh
                                ---------------------
                                   Charles R. Kokesh
                                   President, Chief Executive Officer,
                                   Chief Financial Officer and Chairman of
                                   Technology Funding Inc. and
                                   Managing General Partner of
                                   Technology Funding Ltd.


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature         Capacity                   Date
          ---------         --------                   ----

 /s/Charles R. Kokesh      President, Chief        March 15, 2004
------------------------   Executive Officer,
    Charles R. Kokesh      Chief Financial
                           Officer and Chairman of
                           Technology Funding Inc.
                           and Managing General
                           Partner of Technology
                           Funding Ltd.


The above represents a majority of the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.


Technology Funding Medical Partners I, L.P.    3:33 PM  03/16/04

Page 1 of 40
Technology Funding Medical Partners I, L.P.

Technology Funding Medical Partners I, L.P.