Form 10-Q
period 2004-05-12
TECHNOLOGY FUNDING MEDICAL PARTNERS I L P
filed 2004-05-12
CIK 893755

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

STATEMENTS OF NET ASSETS IN LIQUIDATION
---------------------------------------

                                           (unaudited)
                                            March 31,        December 31,
                                              2004               2003
                                          ------------       ------------
ASSETS

Equity investments (cost of
 $1,015,035 and $1,015,035 at March
 31, 2004, and December 31, 2003,
 respectively)                             $1,346,278        $1,055,374
Cash and cash equivalents                   1,456,818         1,363,816
Other assets                                    3,283             2,994
                                            ---------         ---------
     Total assets                          $2,806,379        $2,422,184
                                            =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses      $       --       $     1,275
Due to related parties                         20,001            12,315
                                            ---------         ---------
     Total liabilities                         20,001            13,590

Commitments and contingencies (See Note 7)

Partners' capital
 Limited Partners
   (79,716 Units outstanding)               2,778,606         2,404,601
 General Partners                               7,772             3,993
                                            ---------         ---------
     Total partners' capital                2,786,378         2,408,594
                                            ---------         ---------
     Total liabilities and
       partners' capital                   $2,806,379        $2,422,184
                                            =========         =========
        The accompanying notes are an integral part of these financial statements.

STATEMENTS OF INVESTMENTS IN LIQUIDATION
---------------------------------------

                                         Principal
                                         amount or        March 31, 2004        December 31, 2003
Industry                                 shares at       -----------------      -----------------
(1)                         Investment   March 31,       Cost       Fair        Cost        Fair
Company             Position   Date        2004          Basis      Value       Basis       Value
-------------       --------  ------   ------------      -----      -----       -----       -----

Equity Investments
------------------

Medical/Biotechnology
---------------------
17.6% and 16.9% at March 31, 2004, and December 31, 2003, respectively
---------------------------------------------------------------------
Acusphere, Inc.    Common
 (a)               shares      2003       61,707   $  706,251 $  489,491  $  706,251  $  406,341
                                                    ---------  ---------   ---------   ---------
                                                      706,251    489,491     706,251     406,341
                                                    ---------  ---------   ---------   ---------

Medical/Diagnostic Equipment
----------------------------
30.6% and 26.7% at March 31, 2004, and December 31, 2003, respectively
----------------------------------------------------------------------
LifeCell           Common      1996-
 Corporation       shares      2001      103,877      247,500    851,787     247,500     644,033
                                                    ---------  ---------   ---------   ---------
                                                      247,500    851,787     247,500     644,033
                                                    ---------  ---------   ---------   ---------

Environmental
-------------
0.0% and 0.0% at March 31, 2004, and December 31, 2003, respectively
--------------------------------------------------------------------
Triangle
 Biomedical
 Sciences,         Common
 Inc. (a)          shares      1999          366       10,248          0      10,248           0
Triangle           Common
 Biomedical        share
 Sciences,         warrant
 Inc. (a)          at $28.00;
                   expiring
                   2009        1999          366          366          0         366           0
                                                    ---------  ---------   ---------   ---------
                                                       10,614          0      10,614           0
                                                    ---------  ---------   ---------   ---------

Venture Capital Limited Partnership Investments
-----------------------------------------------
0.2% and 0.2% at March 31, 2004, and December 31, 2003, respectively
--------------------------------------------------------------------
Medical Science    Limited
 Partners II, L.P. Partnership
 (a)               interests   various  $250,000       50,670      5,000      50,670       5,000
                                                    ---------  ---------   ---------   ---------
                                                       50,670      5,000      50,670       5,000
                                                    ---------  ---------   ---------   ---------
Total equity investments - 48.3% and  43.8% at
 March 31, 2003, and December 31, 2003,
 respectively                                      $1,015,035 $1,346,278  $1,015,035  $1,055,374
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

(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at March 31, 2004, and December 31, 2003.

















The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (unaudited)
-------------------------------------------------------------

                                                      For the Three
                                                   Months Ended March 31,
                                                  -----------------------
                                                     2004           2003
                                                     ----           ----
Investment income:
 Interest income                                  $  2,289      $   4,564
                                                   -------        -------
  Total investment income                            2,289          4,564

Investment expenses:
 Management fees                                    32,275         32,275
 Individual General Partners'
  compensation                                       8,125          7,500
 Administrative and investor
  services                                          37,405         31,147
 Investment operations                               5,568         13,163
 Professional fees                                   6,544         14,549
 Computer services                                   5,503          4,345
                                                   -------        -------
  Total investment expenses                         95,420        102,979
                                                   -------        -------
Net investment loss                                (93,131)       (98,415)
                                                   -------        -------
Net realized loss from write-off
 of equity investments                                  --       (716,109)
                                                   -------        -------
Net realized gain from recovery of
 investments previously written off                180,011             --
                                                   -------        -------
Net decrease in unrealized depreciation
 of equity investments                             290,904        651,975
                                                   -------        -------
Net increase (decrease) in partners'
 capital resulting from operations                $377,784      $(162,549)
                                                   =======        =======
Net increase (decrease) in partners' capital
  resulting from operations per Unit              $   4.69      $   (2.02)
                                                   =======        =======


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN CASH FLOWS (unaudited)
----------------------------------------------

                                      For the Three Months Ended March 31,
                                      ------------------------------------
                                               2004             2003
                                              ------           ------
Net increase (decrease) in partners'
 capital resulting from operations         $  377,784       $ (162,549)

Adjustments to reconcile net decrease
 in partners' capital resulting
 from operations to net cash (used)
 provided by operating activities:
  Realized loss from write-off of
   equity investments                              --          716,109
  Realized gain of investment previously
   Written off                               (180,011)              --
  Net decrease in unrealized depreciation
   of equity investments                     (290,904)        (651,975)
  Net changes in operating assets and
   liabilities:
   Accounts payable
    and accrued expenses                       (2,537)          (3,608)
   Due from related parties                     7,686         (168,380)
   Other changes, net                             973              342
                                            ---------        ---------
Net cash (used)provided by
 operating activities                          87,009         (270,061)
                                            ---------        ---------

Net increase (decrease) in cash and
 cash equivalents                              93,002         (270,061)

Cash and cash equivalents at beginning
 of year                                    1,363,816        1,825,441
                                            ---------        ---------
Cash and cash equivalents at March 31      $1,456,818       $1,555,380
                                            =========        =========



The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.     Interim Financial Statements
       ----------------------------

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes, which would be presented, were such financial statements prepared in accordance with generally accepted accounting principles in the United States of America. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of the Managing General Partners, the accompanying interim financial statements reflect all adjustments necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Allocation of income and loss to Limited and General Partners is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

2.    Termination and Liquidation of the Partnership
      ----------------------------------------------

The Partnership term expired on December 31, 2002, per the Partnership Agreement, and the Independent General Partners elected not to extend the term as provided in the Partnership Agreement. In December 2002, the Managing General Partners adopted a plan of liquidation. In anticipation of the liquidation and dissolution, the Individual General Partners, in March 2002 approved the retention of an independent third party to value the Partnership's private holdings and subsequently engaged the third party to seek buyers for those investments. One of those holdings was sold in 2002. No buyers were located for the remaining holdings. In October 2003, Acusphere, Inc., a private company in the biotechnology industry, conducted an initial public offering. Prior to the offering, the Partnership's shares were subject to a reverse split. Those shares were subject to a 180-day lock-up period which expires in April, 2004. The Individual General Partners, acting as Trustee for the Partnership, directed the Managing General Partners to sell the Partnership's publicly traded holdings at the earliest possible time in light of existing market conditions. It is possible there will be no liquidity events or willing buyers for the remaining privately held assets. The Liquidating Trustee will consider a number of options, including abandonment of the assets, donations to an appropriate beneficiary or distribution to the Limited Partners. Upon dissolution of the Partnership, a final distribution will be made to Limited Partners.



3.     Provision for Income Taxes
       --------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America, which may not equate to tax accounting. The cost of investments on a tax basis at March 31, 2004, and December 31, 2003, was $1,056,807 and $1,056,807,
respectively. At March 31, 2004, and December 31, 2003, gross unrealized appreciation and depreciation on investments based on cost for federal income tax purposes were as follows:

                                         March 31,     December 31,
                                           2004            2003
                                        ----------     ------------
Unrealized appreciation                  $604,287         $396,533
Unrealized depreciation                  (314,812)        (425,052)
                                          -------          -------
Net unrealized appreciation
 (depreciation)                          $289,475         $(28,519)
                                          =======          =======

New Accounting Pronouncements
-----------------------------

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

4.     Related Party Transactions
       --------------------------
Related party costs are included in investment expenses shown on the Statements of Changes in Net Assets in Liquidation. Related party costs for the three months ended March 31, 2004 and 2003, were as follows:

                                               2004              2003
                                              ------            ------
Management fees                              $32,275           $32,275
Individual General Partners' compensation      8,125             7,500
Reimbursable operating expenses               34,624            32,313

Management fees are equal to 2 percent of the total Limited Partner capital contributions for the first year of Partnership operations through the sixth year. Beginning in the seventh year (May 2001), management fees declined by 10 percent per year from the initial 2 percent. Management fees compensate the Managing General Partners solely for general partner overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. Management fees due to the Managing General Partners were $7,250 and $5,049 and are included in due to related parties at March 31, 2004, and December 31, 2003, respectively.

The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than organizational and offering expenses and general partner overhead) such as administrative and investor services, investment operations, and computer services. Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. Amounts due to related parties for such expenses were $12,751 at March 31, 2004. Amounts due from related parties were $7,266 at December 31, 2003.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based on their proportionate investments in the portfolio company. At March 31, 2004, the Partnership and affiliated partnerships had no indirect interest in non-transferable options.

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

Marketable Equity Securities
----------------------------

Marketable equity securities had aggregate costs of $247,500 at March 31, 2004, and December 31, 2003, and aggregate fair values of $851,791 and $644,057 at March 31, 2004, and December 31, 2003, respectively. The net unrealized gain at March 31, 2004, included gross gains of $604,291. The gross gains at December 31, 2003, were $396,533.

Restricted Securities
---------------------

At March 31, 2004, and December 31, 2003, restricted securities had aggregate costs of $767,530 and $767,530, respectively, and aggregate fair values of $494,490 and $411,335, respectively, representing 17.6 percent and 17.0 percent of the net assets of the Partnership, respectively.

Significant purchases, sales and write-offs of equity investments during the quarter ended March 31, 2004, were as follows:



RedCell, Inc. (subsequently ConjuChem, Inc.)
--------------------------------------------

The Partnership received $180,011 for payment of notes receivable from the company that had been written off in 1998. The payment was recorded as a realized gain. Prior to 1998, RedCell was acquired by another company, and the new entity was renamed ConjuChem, Inc. However, the notes receivable remained in RedCell's name. In February 2004, the remaining RedCell entity sold ConjuChem shares it had acquired in the acquisition to repay its remaining notes in full.

Other Equity Investments
------------------------

Other significant changes reflected in the Statements of Investments in Liquidation relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 1 to the financial statements included in the Partnership's December 31, 2003, Form 10-K.

6.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at March 31, 2004, and December 31, 2003, consisted of:

                                               2004           2003
                                              ------         ------
Demand accounts                           $  192,024      $    1,291
Money market accounts                      1,264,794       1,362,525
                                           ---------       ---------
     Total                                $1,456,818      $1,363,816
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


8.     Financial Highlights
       --------------------

                                   For The Three Months Ended March 31,
                                   -----------------------------------
                                            2004          2003
                                           ------        ------
(all amounts on a per Unit basis)
Net asset value, beginning of period       $30.26        $24.95
Income (loss) from investment operations:
  Net investment loss                       (1.16)        (1.22)
  Net realized and unrealized
   gain on investments                       5.85         (0.80)
                                            -----         -----
  Total from investment operations           4.69         (2.02)
                                            -----         -----
Net asset value, end of period             $34.95        $22.93
                                            =====         =====

Total return                                15.50%        (8.09)%

Ratios to average net assets:

 Net investment loss                        (3.55)%       (5.10)%
 Expenses                                    3.67%         5.40%


Pursuant to the Partnership Agreement, net profit shall be allocated first to those Partners with deficit capital account balances until such deficits have been eliminated. Net asset value has been calculated in accordance with this provision of the Partnership Agreement.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

The Partnership term expired on December 31, 2002, per the Partnership Agreement, and the Independent General Partners elected not to extend the term as provided in the Partnership Agreement. In December 2002, the Managing General Partners adopted a plan of liquidation. In anticipation of the liquidation and dissolution, the Individual General Partners, in March 2002 approved the retention of an independent third party to value the Partnership's private holdings and subsequently engaged the third party to seek buyers for those investments. One of those holdings was sold in 2002. No buyers were located for the remaining holdings. In October 2003, Acusphere, Inc., a private company in the biotechnology industry, conducted an initial public offering. Prior to the offering, the Partnership's shares were subject to a reverse split. Those shares were subject to a 180-day lock-up period. The Individual General Partners, acting as Trustee for the Partnership, directed the Managing General Partners to sell the Partnership's publicly traded holdings at the earliest possible time in light of existing market conditions. It is possible there will be no liquidity events or willing buyers for the remaining privately held assets. The Liquidating Trustee will consider a number of options, including abandonment of the assets, donations to an appropriate beneficiary or distribution to the Limited Partners. Upon dissolution of the Partnership, a final distribution will be made to Limited Partners.


Liquidity and Capital Resources
-------------------------------

The Partnership operates as a business development company under the Investment Company Act of 1940 and makes venture capital investments in new and developing companies. The Partnership's financial condition is dependent upon the success of the portfolio companies. There is no ready market for many of the Partnership's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Partnership's investments in securities for which there are no available market quotes is subject to the estimate of the Managing General Partners in accordance with the valuation guidance described in Note 1 to the financial statements included in the Partnership's December 31, 2003, Form 10-K. In the absence of readily obtainable market values, the estimated fair value of the Partnership's investments may differ significantly from the values that would have been used had a ready market existed.

During the three months ended March 31, 2004, net cash used by operating activities totaled $87,009. The Partnership paid management fees of $32,275 to the Managing General Partners and reimbursed related parties for investment expenses of $26,938. In addition, $8,125 was paid to the Individual General Partners as compensation for their services. The Partnership paid other investment expenses of $21,960. Interest income of $2,289 was received.

Cash and cash equivalents at March 31, 2004, were $1,456,818. Upon dissolution of the Partnership, a final distribution will be made to the Limited Partners.


Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net increase in partners' capital resulting from operations was $377,784 for the three months ended March 31, 2004, compared to a net decrease in partners' capital resulting from operations of $162,549 for the same period in 2003.

Net unrealized appreciation on equity investments was $331,243 and $40,339 at March 31, 2004, and December 31, 2003, respectively. During the quarter ended March 31, 2004, the Partnership recorded a decrease in net unrealized depreciation on equity investments of $290,904, compared to a decrease in unrealized depreciation of $651,975 during the quarter ended March 31, 2003. The change in 2004 was primarily attributable to an increase in the publicly traded price of LifeCell Corporation. The change in 2003 was primarily attributable to the write-off of the Partnership's entire investment in Prolinx, Inc.

Total investment expenses were $95,420 for the quarter ended March 31, 2004, compared to $102,979 for the same period in 2003. The decrease is attributable to decreased administrative and investor services activity.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.


Item 4.  Controls and Procedures

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

(a)	No reports on Form 8-K were filed by the Partnership during the
Quarter ended March 31, 2004.

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


                      TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.


                           By:  TECHNOLOGY FUNDING INC.
                                TECHNOLOGY FUNDING LTD.
                                Managing General Partners




Date:  May 13, 2004        By:     /s/Charles R. Kokesh
                                ---------------------
                                   Charles R. Kokesh
                                   President, Chief Executive Officer,
                                   Chief Financial Officer and
                                   Chairman of Technology Funding Inc.
                                   and Managing General Partner of
                                   Technology Funding Ltd.



Technology Funding Medical Partners I
Page 1 of 17