Form 10-Q
period 2004-08-12
TECHNOLOGY FUNDING MEDICAL PARTNERS I L P
filed 2004-08-12
CIK 893755

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2004

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

STATEMENTS OF NET ASSETS IN LIQUIDATION
---------------------------------------

                                           (unaudited)
                                            June 30,         December 31,
                                              2004               2003
                                          ------------       ------------
ASSETS

Equity investments (cost of
 $964,364 and $1,015,035 at June
 30, 2004, and December 31, 2003,
 respectively)                             $1,561,460        $1,055,374
Cash and cash equivalents                     351,637         1,363,816
Other assets                                       --             2,994
                                            ---------         ---------
     Total assets                          $1,913,097        $2,422,184
                                            =========         =========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses      $       --        $    1,275
Due to related parties                          3,847            12,315
                                            ---------         ---------
     Total liabilities                          3,847            13,590

Commitments and contingencies (See Note 8)


STATEMENTS OF NET ASSETS IN LIQUIDATION (continued)
---------------------------------------------------

Partners' capital:
 Limited Partners
   (79,716 Units outstanding)               1,899,886         2,404,601
 General Partners                               9,364            3,993
                                            ---------         ---------

     Total partners' capital                1,909,250         2,408,594
                                            ---------         ---------

     Total liabilities and
       partners' capital                   $1,913,097        $2,422,184
                                            =========         =========

























The accompanying notes are an integral part of these financial statements.

STATEMENTS OF INVESTMENTS IN LIQUIDATION
---------------------------------------

                                         Principal
                                         amount or         June 30, 2004        December 31, 2003
Industry                                 shares at       -----------------      -----------------
(1)                         Investment   June 30,        Cost       Fair        Cost        Fair
Company             Position   Date        2004          Basis      Value       Basis       Value
-------------       --------  ------   ------------      -----      -----       -----       -----
Equity Investments
------------------

Medical/Biotechnology
---------------------
20.7% and 16.9% at June 30, 2004, and December 31, 2003, respectively
---------------------------------------------------------------------
Acusphere, Inc.    Common
 (a)               shares      2003       61,707   $  706,250 $  394,925  $  706,251  $  406,341
                                                    ---------  ---------   ---------   ---------
                                                      706,250    394,925     706,251     406,341
                                                    ---------  ---------   ---------   ---------

Medical/Diagnostic Equipment
----------------------------
61.1% and 26.7% at June 30, 2004, and December 31, 2003, respectively
---------------------------------------------------------------------
LifeCell           Common      1996-
 Corporation       shares      2001      103,877      247,500  1,166,535     247,500     644,033
                                                    ---------  ---------   ---------   ---------
                                                      247,500  1,166,535     247,500     644,033
                                                    ---------  ---------   ---------   ---------
STATEMENTS OF INVESTMENTS IN LIQUIDATION (continued)
----------------------------------------------------

Environmental
-------------
0.0% and 0.0% at June 30, 2004, and December 31, 2003, respectively
-------------------------------------------------------------------
Triangle
 Biomedical
 Sciences,         Common
 Inc. (a)          shares      1999          366       10,248          0      10,248           0
Triangle           Common
 Biomedical        share
 Sciences,         warrant
 Inc. (a)          at $28.00;
                   expiring
                   2009        1999          366          366          0         366           0
                                                    ---------  ---------   ---------   ---------
                                                       10,614          0      10,614           0
                                                    ---------  ---------   ---------   ---------

Venture Capital Limited Partnership Investments
-----------------------------------------------
0.0% and 0.2% at June 30, 2004, and December 31, 2003, respectively
-------------------------------------------------------------------
Medical Science    Limited
 Partners II, L.P. Partnership
 (a)               interests   various  $250,000            0          0      50,670       5,000
                                                    ---------  ---------   ---------   ---------
                                                            0          0      50,670       5,000
                                                    ---------  ---------   ---------   ---------


STATEMENTS OF INVESTMENTS IN LIQUIDATION (continued)
----------------------------------------------------

Total equity investments - 81.8% and  43.8% at
 June 30, 2004, and December 31, 2003,
 respectively                                      $  964,364 $1,561,460  $1,015,035  $1,055,374
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

(1) Represents the total fair value of a particular industry segment as a percentage of partners'
capital at June 30, 2004, and December 31, 2003.









he accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (unaudited)
-------------------------------------------------------------

                                                    For the Three Months       For the Six Months
                                                       Ended June 30,            ended June 30,
                                                    ---------------------    ---------------------
                                                      2004         2003          2004         2003
                                                     ------       ------        ------       ------
Investment income:
 Interest income                                   $  1,493     $  3,818      $  3,782   $    8,382

Investment expenses:
 Management fees                                    (32,275)      30,847            --       63,122
 Individual General Partners' compensation            7,500        7,500        15,625       15,000
 Administrative and investor services                40,179       26,866        77,584       58,013
 Investment operations                                3,557        1,290         9,125       14,453
 Professional fees                                   28,875       11,793        35,419       26,342
 Computer services                                    9,659        3,441        15,162        7,786
                                                    -------      -------       -------    ---------
  Total investment expenses                          57,495       81,737       152,915      184,716
                                                    -------      -------       -------    ---------
Net investment loss                                 (56,002)     (77,919)     (149,133)    (176,334)
                                                    -------      -------       -------    ---------


STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION (unaudited) (continued)
-------------------------------------------------------------------------

Net realized loss from write-off of
  equity investment                                 (50,671)          --       (50,671)    (716,109)
                                                    -------      -------       -------    ---------
Net realized gain from the recovery
  of investments previously written off                  --           --       180,011           --
                                                    -------      -------       -------    ---------
Net increase in unrealized
  appreciation of equity investments                265,853      500,880       556,757    1,152,855
                                                    -------      -------       -------    ---------
Net increase in partners'
  capital resulting from operations                $159,180     $422,961      $536,964   $  260,412
                                                    =======      =======       =======    =========
Net increase in partners' capital
  resulting from operations per Unit               $   1.98     $   5.15      $   6.67   $     3.13
                                                    =======      =======       =======    =========
















The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN CASH FLOWS (unaudited)
----------------------------------------------

                                         For the Six Months Ended June 30,
                                         ---------------------------------
                                               2004             2003
                                              ------           ------
Net increase in partners'
 capital resulting from operations         $  536,964       $  260,412

Adjustments to reconcile net increase
 in partners' capital resulting
 from operations to net cash used
 by operating activities:
  Realized loss from write-off of
   equity investments                          50,671          716,109
  Realized gain from investments previously
   written off                               (180,011)              --
  Net increase in unrealized appreciation
   of equity investments                     (556,757)      (1,152,855)
  Net changes in operating assets and
   liabilities:
    Accounts payable and accrued expenses      (1,275)         (13,732)
    Due from related parties                   (8,468)        (135,656)
    Other changes, net                          2,994              683
                                            ---------        ---------
Net cash used by
 operating activities                        (155,882)        (325,039)
                                            ---------        ---------


STATEMENTS OF CHANGES IN CASH FLOWS (unaudited) (continued)
-----------------------------------------------------------

Cash flows from investing activities:
 Realized gain from investments
  previously written off                      180,011               --
                                            ---------        ---------
Net cash provided by investing activities     180,011               --
                                            ---------        ---------
Cash flows from financing activities:
 Distributions to Limited Partners         (1,036,308)              --
                                            ---------        ---------
Net cash used by financing activities      (1,036,308)              --
                                            ---------        ---------
Net decrease in cash and
 cash equivalents                          (1,012,179)        (325,039)

Cash and cash equivalents at beginning
 of year                                    1,363,816        1,825,441
                                            ---------        ---------

Cash and cash equivalents at June 30       $  351,637       $1,500,402
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

2.    Termination and Liquidation of the Partnership
      ----------------------------------------------

The Partnership term expired on December 31, 2002, per the Partnership Agreement, and the Independent General Partners elected not to extend the term as provided in the Partnership Agreement. In December 2002, the Managing General Partners adopted a plan of liquidation. In anticipation of the liquidation and dissolution, the Individual General Partners, in March 2002 approved the retention of an independent third party to value the Partnership's private holdings and subsequently engaged the third party to seek buyers for those investments. One of those holdings was sold in 2002. No buyers were located for the remaining holdings. In October 2003, Acusphere, Inc., a private company in the biotechnology industry, conducted an initial public offering. Prior to the offering, the Partnership's shares were subject to a reverse split. Those shares were subject to a 180-day lock-up period which expired in April 2004. The Individual General Partners, acting as Trustee for the Partnership, directed the Managing General Partners to sell the Partnership's publicly traded holdings at the earliest possible time in light of existing market conditions. It is possible there will be no liquidity events or willing buyers for the remaining privately held assets. The Liquidating Trustee will consider a number of options, including abandonment of the assets, donations to an appropriate beneficiary or distribution to the Limited Partners. Upon dissolution of the Partnership, a final distribution will be made to Limited Partners.

3.     Provision for Income Taxes
       --------------------------

No provision for income taxes has been made by the Partnership, as the Partnership is not directly subject to taxation. The partners are to report their respective shares of Partnership income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States of America, which may not equate to tax accounting. The cost of investments on a tax basis at June 30, 2004, and December 31, 2003, was $964,364 and $1,056,807,
respectively. At June 30, 2004, and December 31, 2003, gross unrealized appreciation and depreciation on investments based on cost for federal income tax purposes were as follows:

                                         June 30,      December 31,
                                           2004            2003
                                        ----------     ------------
Unrealized appreciation                  $919,035         $396,533
Unrealized depreciation                  (321,940)        (425,052)
                                          -------          -------
Net unrealized appreciation
 (depreciation)                          $597,095         $(28,519)
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

4.     Related Party Transactions
       --------------------------

Related party costs are included in investment expenses shown on the Statements of Changes in Net Assets in Liquidation. Related party costs for the six months ended June 30, 2004 and 2003, were as follows:

                                               2004              2003
                                              ------            ------
Management fees                              $     0           $63,122
Individual General Partners' compensation     15,625            15,000
Reimbursable operating expenses               69,978            69,477

Management fees are equal to 2 percent of the total Limited Partner capital contributions for the first year of Partnership operations through the sixth year. Beginning in the seventh year (May 2001), management fees declined by 10 percent per year from the initial 2 percent. Management fees compensate the Managing General Partners solely for general partner overhead (as defined in the Partnership Agreement) incurred in supervising the operation and management of the Partnership and the Partnership's investments. The Managing General Partners voted to cease paying management fees retroactive to January 1, 2004. Management fees due to the Managing General Partners were $0 and $5,049 and are included in due to related parties at June 30, 2004, and December 31, 2003, respectively.

The Partnership reimburses the Managing General Partners for certain operating expenses incurred in connection with the business of the Partnership. Reimbursable operating expenses paid by the Managing General Partners include expenses (other than organizational and offering expenses and general partner overhead) such as administrative and investor services, investment operations, and computer services. Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Managing General Partners and are adjusted to actual costs periodically. Amounts due to related parties for such expenses were $3,847 at June 30, 2004. Amounts due from related parties were $7,266 at December 31, 2003.

Officers of the Managing General Partners occasionally receive stock options as compensation for serving on the Boards of Directors of portfolio companies. It is the Managing General Partners' policy that all such compensation be transferred to the investing partnerships. If the options are non-transferable, they are not recorded as an asset of the Partnership. Any profit from the exercise of such options will be transferred if and when the options are exercised and the underlying stock is sold by the officers. Any such profit is allocated amongst the Partnership and affiliated partnerships based on their proportionate investments in the portfolio company. At June 30, 2004, the Partnership and affiliated partnerships had no indirect interest in non-transferable options.

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

Marketable Equity Securities
----------------------------

Marketable equity securities had aggregate costs of $953,750 and $247,500 at June 30, 2004, and December 31, 2003, and aggregate fair values of $1,561,460 and $644,057 at June 30, 2004, and December 31, 2003,
respectively. The net unrealized gain at June 30, 2004, included gross gains of $919,038. The gross gains at December 31, 2003, were $396,533.



Restricted Securities
---------------------

At June 30, 2004, and December 31, 2003, restricted securities had aggregate costs of $10,614 and $767,530, respectively, and aggregate fair values of $0 and $411,335, respectively, representing 0.0 percent and 17.0 percent of the net assets of the Partnership, respectively.

Significant purchases, sales and write-offs of equity investments during the six months ended June 30, 2004, were as follows:

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

Medical Science Partners II, L.P.
---------------------------------

In June 2004, the Partnership wrote off its entire remaining investment in the venture capital limited partnership, realizing a loss of $50,671. Medical Science Partners II, L.P., terminated on December 31, 2003. In May 2004, the Partnership received notice from Medical Science Partners II that it will receive a final distribution from this investment consisting of shares in six privately held companies with a total fair value of $139,363 and $8,026 in cash.

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



6.     Subsequent Events
       -----------------

In July 2004, the Partnership, through a series of transactions, sold 17,241 shares in LifeCell Corporation at an average price of $9.51 per share, for total gross proceeds of $164,039, with an expected realized gain of $122,960. As of June 30, 2004, LifeCell is valued at its then closing market price of $11.23 per share. Assuming the Partnership used the subsequent sale price of $9.51 per share as the market price for LifeCell as of June 30, 2004, the Partnerships unrealized appreciation on equity investments would have been $378,089 as compared to $556,757, which is reflected in the accompanying financial statements. As of August 11, 2004, the closing market price for LifeCell was $8.60, as compared with $11.23 at June 30, 2004. In August, 2004 the Partnership sold 14,338 shares of Acusphere Inc., for total gross proceeds of $86,796, with an expected realized gain of $14,877.

7.     Cash and Cash Equivalents
       -------------------------

Cash and cash equivalents at June 30, 2004, and December 31, 2003, consisted of:

                                               2004           2003
                                              ------         ------
Demand accounts                             $ 86,897      $    1,291
Money market accounts                        264,740       1,362,525
                                             -------       ---------
     Total                                  $351,637      $1,363,816
                                             =======       =========

8.     Commitments and Contingencies
       -----------------------------

From time to time the Partnership becomes a party to financial instruments with off-balance-sheet risk in the normal course of its business. Generally, these instruments are commitments for future equity investment fundings, equipment financing commitments, or accounts receivable lines of credit that are outstanding but not currently fully utilized by a borrowing company. As they do not represent current outstanding balances, these unfunded commitments are properly not recognized in the financial statements. At June 30, 2004, there were no unfunded investment commitments to portfolio companies and venture capital limited partnerships.
From time to time, the Partnership is subject to routine litigation incidental to the business of the Partnership. Although there can be no assurances as to the ultimate disposition of these matters and the proceeding disclosed above, it is the opinion of the Managing General Partners, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Partnership.

9.     Financial Highlights
       --------------------

                                         For The Six Months Ended June 30,
                                         ---------------------------------
                                                2004          2003
                                               ------        ------
(all amounts on a per Unit basis)
Net asset value, beginning of period           $17.28        $25.24
Income (loss) from investment operations:
  Net investment loss                           (1.85)        (2.12)
  Net realized and unrealized
   gain on investments                           8.52          5.25
                                                -----         -----
  Total from investment operations               6.67          3.13
                                                -----         -----
Net asset value, end of period                 $23.95        $28.37
                                                =====         =====

Total return                                    38.59%        12.40%

Ratios to average net assets:

 Net investment loss                            (8.98)%       (7.90)%
 Expenses                                        9.30%         8.65%


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

Liquidity and Capital Resources
-------------------------------

The Partnership term expired on December 31, 2002, per the Partnership Agreement, and the Independent General Partners elected not to extend the term as provided in the Partnership Agreement. In December 2002, the Managing General Partners adopted a plan of liquidation. In anticipation of the liquidation and dissolution, the Individual General Partners, in March 2002 approved the retention of an independent third party to value the Partnership's private holdings and subsequently engaged the third party to seek buyers for those investments. One of those holdings was sold in 2002. No buyers were located for the remaining holdings. In October 2003, Acusphere, Inc., a private company in the biotechnology industry, conducted an initial public offering. Prior to the offering, the Partnership's shares were subject to a reverse split. Those shares were subject to a 180-day lock-up period which expired in April 2004. The Individual General Partners, acting as Trustee for the Partnership, directed the Managing General Partners to sell the Partnership's publicly traded holdings at the earliest possible time in light of existing market conditions. It is possible there will be no liquidity events or willing buyers for the remaining privately held assets. The Liquidating Trustee will consider a number of options, including abandonment of the assets, donations to an appropriate beneficiary or distribution to the Limited Partners. Upon dissolution of the Partnership, a final distribution will be made to Limited Partners.

During the six months ended June 30, 2004, net cash used by operating activities totaled $155,882. The Partnership paid management fees of $0 to the Managing General Partners and reimbursed related parties for investment expenses of $78,446. In addition, $15,625 was paid to the Individual General Partners as compensation for their services. The Partnership paid other investment expenses of $65,593. Interest income of $3,782 was received.

Cash and cash equivalents at June 30, 2004, were $351,637. A cash distribution of $1,036,308 was made in May 2004 to Limited Partners. Upon dissolution of the Partnership, a final distribution will be made to the Limited Partners.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net increase in partners' capital resulting from operations was $159,180 for the quarter ended June 30, 2004, compared to a net increase in partners' capital resulting from operations of $422,961 for the same period in 2003.

Net unrealized appreciation on equity investments was $597,096 and $40,339 at June 30, 2004, and December 31, 2003, respectively. During the quarter ended June 30, 2004, the Partnership recorded an increase in net unrealized appreciation on equity investments of $265,853 compared to an increase in unrealized appreciation of $500,880 during the quarter ended June 30, 2003. The change in 2004 was primarily attributable to an increase in the publicly traded price of LifeCell Corporation. The change in 2003 was primarily attributable to the publicly traded price of Acusphere Inc.

Total investment expenses were $57,495 for the quarter ended June 30, 2004, compared to $81,737 for the same period in 2003. The decrease is attributable to decreased management fees.

Given the inherent risk associated with the business of the Partnership, the future performance of the portfolio company investments may significantly impact future operations.


Current six months compared to corresponding six months in the preceding
-----------------------------------------------------------------------
year
----

Net increase in partners' capital resulting from operations was $536,964 for the six months ended June 30, 2004, compared to a net increase in partners' capital resulting from operations of $260,412 for the same period in 2003.

Net unrealized appreciation on equity investments was $478,118 and $40,339 at June 30, 2004, and December 31, 2003, respectively. During the six months ended June 30, 2004, the Partnership recorded an increase in net unrealized appreciation on equity investments of $556,757, compared to an increase in unrealized appreciation of $1,152,855 for the six months ended June 30, 2003. The change in 2004 was primarily attributable to an increase in the publicly traded price of LifeCell Corporation. The change in 2003 was primarily attributable to the publicly traded price of Acusphere Inc.

Total investment expenses were $152,915 for the six months ended June 30, 2004, compared to $184,716 for the same period in 2003. The decrease is attributable to decreased management fees.

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

(a) No reports on Form 8-K were filed by the Partnership during the quarter ended June 30, 2004.

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


                      TECHNOLOGY FUNDING MEDICAL PARTNERS I, L.P.


                           By:  TECHNOLOGY FUNDING INC.
                                TECHNOLOGY FUNDING LTD.
                                Managing General Partners




Date:  August 12, 2004  By:     /s/Charles R. Kokesh
                                ---------------------
                                   Charles R. Kokesh
                                   President, Chief Executive Officer,
                                   Chief Financial Officer and
                                   Chairman of Technology Funding Inc.
                                   and Managing General Partner of
                                   Technology Funding Ltd.



Technology Funding Medical Partners I
(a Delaware limited partnership)